Form 10QSB
period 2007-09-30
PMI Construction Group
filed 2007-11-19
CIK 1408300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number __001-33643________

PMI Construction Group (Exact name of small business issuer as specified in its charter)

Nevada	95-4465933
(State or other jurisdiction of	(IRS Employer Identification No.)

incorporation or organization)

2522 Alice Drive, West Jordan, Utah 84088

(Address of principal executive offices)

(801) 718-7732

------------------------------------------

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒ No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No [	]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

15,692,549 of $0.001 par value common stock on November 16, 2007

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet, September 30, 2007 (unaudited)

Statements of Operations, for the three and nine month periods ended September 30, 2007 and 2006 (unaudited), and from the date of development stage inception (February 17, 2004) through September 30, 2007 (unaudited)

Statements of Cash Flows, for the nine month period ended September 30, 2007 and 2006 (unaudited); and from the date of development stage inception (February 17, 2004) through September 30, 2007 (unaudited)

Notes to financial statements (unaudited)

Item 2. Management’s Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures.

Part II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 31	Rule 13a-14(a)/15d-14a(a) Certification – CEO and CFO

Exhibit 32	Section 1350 Certification – CEO and CFO

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

PMI Construction Group
(a development stage enterprise)
Unaudited Balance Sheet

		September 30, 2007 (unaudited)
ASSETS:		
Current Assets:		
Cash in bank	$	722
Prepaid expense		153
TOTAL ASSETS	$	875
LIABILITIES AND STOCKHOLDERS' DEFICIT:		
Current Liabilities:		
Accounts payable	$	5,400
Notes payable - related party		5,000
Notes payable		11,817
Accrued interest payable		1,023
Total Current Liabilities		23,240
Stockholders' Deficit:		
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, 633 shares issued and outstanding		1
Common stock, $.001 par value, 95,000,000 shares authorized, 15,692,549 shares issued and outstanding		15,693
Deficit accumulated during the development stage		(32,995)
Retained Deficit		(5,064)
Total Stockholders' Deficit		(22,365)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	875

The accompanying notes are an integral part of these financial statements.

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006	For the period from the date of development stage inception (February 17, 2004) Through September 30, 2007
OPERATING ACTIVITIES:			
Net loss from operations	$ (12,540)	$ (15,895)	$ (32,995)
Adjustments to reconcile net loss to net cash position:			
Conversion of interest payable to common stock	-	312	312
Prepaid expense	615	(768)	(153)
Accounts payable	5,400	(537)	4,518
Accrued interest payable	747	(935)	1,023
Net Cash Used for Operating Activities	(5,778)	(17,823)	(27,295)
FINANCING ACTIVITIES:			
Conversion of interest payable to note payable	-	1,200	1,200
Notes payable	6,500	10,317	26,817
Net Cash Provided from Financing Activities	6,500	11,517	28,017
Increase (decrease) in cash	722	(6,306)	722
Net cash position at start of period	-	6,306	-
Net cash position at end of period	$ 722	$ -	$ 722

Supplemental Information:

During 2006 the Company issued 11,513,920 shares of common stock at $0.001 per share to retire debt of $11,517.

The accompanying notes are an integral part of these financial statements.

PMI Construction Group

(a development stage enterprise)

Notes to Unaudited Financial Statements

September 30, 2007

Note 1: Basis of Presentation

The accompanying unaudited financial statements of PMI Construction Group (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-SB report filed with the Securities and Exchange Commission on August 30, 2007.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2: Summary of Significant Accounting Policies

Development stage enterprise

PMI Construction Group (the “Company”) was originally incorporated under the laws of the State of Utah on November 11, 1980 as Bullhead Exploration, Inc. In conjunction with reorganization on January 31, 1994, the Company changed its name to Intrazone, Inc. and its corporate domicile was changed to the state of Delaware. On February 19, 1997 the Company commenced a further reorganization whereby it changed its name to its present name and its corporate domicile was changed to the state of Nevada. During 2000, the Company sold substantially all of its assets, which consisted of two subsidiaries organized under the laws of Mexico and remained dormant through 2004. The Company was a party to a Settlement and Release Agreement filed in the United States District Court for the District of Utah, Central Division, having an agreed effective date of February 17, 2004, which resulted in a change of control of the Company in August 2004. Since that time the Company has obtained loans to finance its endeavors in seeking a new business venture. Since February 2004, the Company has not generated any revenue and is considered a development stage enterprise as defined in Statement of Financial Accounting Standards (SFAS) # 7.

Going concern

These financial statements have been prepared in contemplation of the Company continuing as a going concern. The Company has not had revenues from operations in each of the last two fiscal years, is considered a development stage enterprise as defined by SFAS #7, and is seeking an acquisition or merger with an operating entity. The Company's ability to meet its ongoing financial requirements has been dependent on receiving cash through entering into notes payable and in the payment of its liabilities in exchange for notes payable. In addition, management has been willing to serve the Company without monetary remuneration. The Company assumes that these arrangements will continue during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's ability to continue as a going concern.

Use of estimates

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of expenses. Actual results could differ from those estimates or assumptions.

Basic and diluted loss per share of common stock

The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common stock and the exercise of options given to holders of the Company’s promissory notes to convert the principal balance and accrued interest of those notes into shares of the Company’s common stock.

Income taxes

The Company had a net operating loss in periods prior to entering into its current development stage activities as well as subsequent thereto. Management is of the opinion that these losses may not be allowed to offset future income taxes and therefore has not established a deferred tax asset.

Revenue recognition

The Company has not had any realizable sources of revenue as a development stage enterprise and consequently, has not established a policy for the recognition of revenue.

Note 3: Quasi-Reorganization

The Company’s stockholders approved a quasi-reorganization effective as of January 1, 2004, that provided for a readjustment of its capital accounts and resulted in its retained deficit from prior operations being offset against its paid-in capital account in the amount of $1,928,775. Thus, the paid-in capital account was eliminated and the remaining deficit of $5,064 continues to be reflected as a retained deficit. No other accounts were affected by this readjustment and the Company’s accounting will be substantially similar to that of a new enterprise.

Note 4: Convertible Preferred Stock

The Company has 633 shares of convertible preferred stock issued and outstanding with the following preferences: a) these shares are convertible into 633 shares of common stock at any time and shall be converted into common stock upon the death of the registered owner; and, b) each preferred share is entitled to twenty votes on any matter voted upon by the common stockholders.

Note 5: Note Payable - Related Party

On August 6, 2007, the Company entered into a $5,000 unsecured promissory note bearing interest at 10% per annum due January 30, 2008. The Company has authorized that an additional $25,000 may be borrowed on the same basis.

Note 6: Notes Payable

Effective September 1, 2006, a creditor of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on or before January 31, 2008 and bears interest at 8% per annum.

On April 20, 2007, the Company entered into an unsecured convertible note for $1,500 bearing interest at 8% per annum due on or before April 30, 2008 The conversion provision of this note allows the holder, at the holder’s option, to convert the principal and accrued interest into shares of the Company’s common stock at the rate of one share for each $0.001 of principal and accrued interest.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine month periods ended September 30, 2007 and 2006, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Form 10-SB filed with the Securities and Exchange Commission on August 30, 2007 for the year ended December 31, 2006.

Corporate History

PMI Construction Group, a Nevada corporation, (the “Company”) terminated its subsidiary operations and has engaged in no business since the termination of its subsidiary operations. During February 2004, a change of control of the Company occurred and since that time the Company has been looking for a business opportunity. The Company was originally incorporated on November 11, 1980 in the State of Utah under the name Bullhead Exploration, Inc. On January 31, 1994, Bullhead Exploration, Inc. changed its domicile to Delaware and its name to Intrazone, Inc. In February 1997, the Company changed its state of domicile to Nevada through the merger of the Company with a wholly owned subsidiary created for the purpose of effectuating a change of domicile and subsequently changed its name to PMI Construction Group.

The Company was originally incorporated to seek investment opportunities in the oil and gas industries. At inception the Company issued 348,837 shares of its common stock, par value $0.001 per share (the “Common Stock”) to its officers and directors for cash. The Company then completed the sale of 1,000,000 shares of its Common Stock for aggregate proceeds of $25,000 pursuant to an intrastate exemption for the sale of securities.

The Company engaged in limited business operations until it acquired P.G. Entertainment, Inc., a California corporation (“PGE”) through a stock exchange in January 1994. As part of the acquisition of PGE, the Company consolidated its Common Stock on a one for three basis reducing the then issued and outstanding shares of Common Stock from 1,348,837 to 449,658, after adjustments for the reverse split. The stockholders of PGE received a total of 1,798,448 post split shares of Common Stock and 105,000 shares of convertible preferred stock in the acquisition. Approximately 60% of the shares of preferred stock were subsequently converted to shares of Common Stock in October 1995 and except for a nominal number the balance were converted to shares of Common stock in November of 1999. PGE was engaged in the entertainment industry with interest in animation, interactive programming, and computer imaging and graphics technology. PGE’s operation did not prove profitable and in 1998, the Company ceased the operations of PGE.

In March 1999, the Company acquired Promotora Mexicana de Infraestructura, S.A. de C.V., a Mexican corporation (“Promotora”) which was in the construction and development of commercial, residential and resort properties in Mexico. Upon the acquisition of Promotora, the Company reverse split the outstanding shares on a 1 for 2 basis, and changed its name to PMI Construction Group. Its business focus to be the construction industry. Promotora was originally formed in 1993 by Bernardo Quintana, who served as the Company’s president after the acquisition, to engage in the construction industry in Mexico. In conjunction with the aforementioned acquisition, in April 1999, the Company acquired all of the outstanding common stock of Promotora Mexicana de Inmobiliaria (“Inmobiliaria”). Inmobiliaria was also founded by Bernardo Quintana. Inmobiliaria focuses on real estate purchasing, selling, leasing and administrative services. Inmobiliaria’s principal revenue was from leasing of real estate. A total of 2,749,525 shares of common stock was issued by the Company to acquire these subsidiaries.

The operations of Promotora and Inmobiliaria proved to be unprofitable when the economies in Mexico and the United States went into a recession in early 2000. The Company was forced to sell the subsidiaries back to Bernardo Quintana as part of a plan to close the operations without affecting the status of the Company. The Company remained dormant for several years thereafter and since 2004 has been looking for new business opportunities. During this intervening time, a lawsuit was filed by one of the Company’s stockholders as a result of the sale of the subsidiaries back to Mr. Quintana. As part of the settlement of the lawsuit, Mr. Quintana transferred the ownership interest that he retained in the Company to the stockholder.

The Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company. In order to finance its search for an operating entity, the Company, in 2004, entered into unsecured Convertible Notes bearing interest at 8% per annum with three parties, one of which was the sole officer and director of the Company and another a stockholder, whereby it received $10,000. The stockholders of the Company also voted to enter into a quasi-reorganization whereby the paid-in capital account was eliminated against the retained deficit account and thus commencing the Company’s development stage activities. During 2006, these three parties exercised the conversion provision of the Convertible Notes and were issued 11,513,920 shares, which included interest. During April of 2007, the Company again entered into an unsecured Convertible Note bearing interest at 8% per annum, which is due on or before April 30, 2008, whereby it received $1,500. On August 6, 2007 the Company entered into a $5,000 unsecured nonconvertible promissory note bearing interest at 10% per annum due January 31, 2008, with Eugene Gronning, its current sole officer/director. Mr. Gronning has indicated his willingness to fund the Company in the future by increasing the amount of this note up to $25,000.

Plan of Operations

Overview:

The Company has not received any revenue from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action as management believes necessary to prepare to seek an acquisition or merger with an operating entity. A stockholder of the Company has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status, in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements, and in changing the marketplace of its securities.

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern. The Company is not engaged in any revenue producing activities and has not established any source of revenue other than described herein. These factors raise substantial doubt that the Company will be able to continue as a going concern even though management believes that sufficient funding is available to meet its operating needs during the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2007, the Company has debts of $23,240 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunities.

The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, attempt to acquire any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. Consequently, if and when a business opportunity is selected, such business opportunity may not be in an industry that is following general business trends.

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and this fact may make it more difficult to find any such opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders. The Company will select any potential business opportunity based on management's business judgment. The Company may acquire or participate in a business opportunity based on the decision of management that potentially could act without the consent, vote, or approval of the Company's stockholders.

Since its development stage inception, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result there from. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that stockholders will benefit through an increase in the market price of the Company's common stock.

The acquisition of a business opportunity, no matter what form it may take, will almost assuredly result in substantial dilution for the Company's current stockholders. Inasmuch as the Company only has its equity securities (its common and preferred stock) as a source to provide consideration for the acquisition of a business opportunity, the Company's issuance of a substantial portion of its authorized common stock is the most likely method for the Company to consummate an acquisition. The issuance of any shares of the Company's common stock will dilute the ownership percentage that current stockholders have in the Company.

The Company does not intend to employ anyone in the future, unless its present business operations were to change.

At the present time, management does not believe it is necessary for the Company to have an administrative office and utilizes the mailing address of the Company's president for business correspondence. The Company intends to reimburse management for any out of pocket costs that may be incurred.

Liquidity and Capital Resources

As of September 30, 2007, the Company had a negative $22,365 in working capital with assets of $875 and liabilities of $23,240. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company’s current sole officer and director has committed to provide an additional $25,000 to the Company by entering into unsecured notes at an interest rate of 10% per annum. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements, other than mentioned herein. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

It is unlikely that any revenue will be generated until the Company locates a business opportunity that it may acquire or with which it may merge merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations, if any, and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's stockholders as it has only limited capital and no operations.

Results of Operations

For the three and nine months ended September 30, 2007, the Company had a net loss of $9,488 and $12,540, respectively, compared to a loss for the three and nine months ended September 30, 2006, of $10,250 and $15,895, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the nine months ended September 30, 2007. The Company does not anticipate any revenue until it locates a new business opportunity.

c) Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3. Controls and procedures

a) Evaluation of disclosure controls and procedures.

The Company(s principal executive and accounting officer has reviewed the disclosure controls and procedures (as defined in Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this Form 10-QSB being filed. Based on this review, the principal executive and accounting officer believes that the disclosure controls and procedures are adequate.

b) Changes in disclosure controls and procedures.

There were no changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since the date of the most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold no equity securities during the quarter ended September 30, 2007.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information.

None

ITEM 6. Exhibits

a) Index of Exhibits:

Exhibit Table #	Title of Document	Location

3 (i)	Articles of Incorporation	Incorporated by reference*
3 (i)	Amended Articles of Incorporation	Incorporated by reference*
3 (i)	Amended Articles of Incorporation	Incorporated by reference*

3 (ii)	Bylaws	Incorporated by reference*

4	Specimen Stock Certificate	Incorporated by reference*

11	Computation of loss per share	Notes to financial statements

31	Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO	This filing

32	Section 1350 Certification – CEO & CFO	This filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no.000-52790.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMI Construction Group (Registrant)

Dated: November 19, 2007	By: Eugene Gronning

Eugene Gronning

Chief Executive Officer

Chief Financial Officer

Director