Form 10KSB
period 2007-12-31
PMI Construction Group
filed 2008-03-31
CIK 1408300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:              ____________

PMI Construction Group

(Exact name of registrant as specified in charter)

Nevada	95-4465933
State or other jurisdiction of	(I.R.S. Employer I.D. No.)

incorporation or organization

2522 Alice Drive, West Jordan, Utah	84088
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (801) 718-7732

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐ (2) Yes☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Registrant(s shares trade on the pink sheet with very limited trading activity. The bid on March 27, 2008, was $0.065 giving the shares held by non-affiliates a market value of $245,611. The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of March 27, 2008, the Registrant had 17,300,709 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as (forward-looking statements.(

Corporate History

PMI Construction Group, a Nevada corporation, (the “Company”), has engaged in no business since the termination of its subsidiary operations. During February 2004, a change of control of the Company occurred and since that time the Company has been looking for a business opportunity. The Company was originally incorporated on November 11, 1980 in the State of Utah under the name Bullhead Exploration, Inc. On January 31, 1994, Bullhead Exploration, Inc. changed its domicile to Delaware and its name to Intrazone, Inc. In February 1997, the Company changed its state of domicile to Nevada through the merger of the Company with a wholly owned subsidiary created for the purpose of effectuating a change of domicile and subsequently changed its name to PMI Construction Group.

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

The Company engaged in limited business operations until it acquired P.G. Entertainment, Inc., a California corporation (“PGE”) through a stock exchange in January 1994. As part of the acquisition of PGE, the Company consolidated its Common Stock on a one for three basis reducing the then issued and outstanding shares of Common Stock from 1,348,837 to 449,658, after adjustments for the reverse split. The stockholders of PGE received a total of 1,798,448 post split shares of Common Stock and 105,000 shares of convertible preferred stock in the acquisition. Approximately 60% of the shares of preferred stock were subsequently converted to shares of Common Stock in October 1995 and except for a nominal number the balance was converted to shares of Common stock in November of 1999. PGE was engaged in the entertainment industry with interest in animation, interactive programming, and computer imaging and graphics technology. PGE’s operation did not prove profitable and in 1998, the Company ceased the operations of PGE.

In March 1999, the Company acquired Promotora Mexicana de Infraestructura, S.A. de C.V., a Mexican corporation (“Promotora”) which was in the construction and development of commercial, residential and resort properties in Mexico. Upon the acquisition of Promotora, the Company reverse split the outstanding shares on a 1 for 2 basis, and changed its name to PMI Construction Group. Its business focus continued to be the construction industry. Promotora was originally formed in 1993 by Bernardo Quintana, who served as the Company’s president after the acquisition, to engage in the construction industry in Mexico. In conjunction with the aforementioned acquisition, in April 1999, the Company acquired all of the outstanding common stock of Promotora Mexicana de Inmobiliaria (“Inmobiliaria”). Inmobiliaria was also founded by Bernardo Quintana. Inmobiliaria focuses on real estate purchasing, selling, leasing and administrative services. Inmobiliaria’s principal revenue was from leasing of real estate. A total of 2,749,525 shares of common stock were issued by the Company to acquire these subsidiaries.

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

The Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company. In order to finance its search for an operating entity, the Company, in 2004, entered into unsecured Convertible Notes bearing interest at 8% per annum with three parties, one of which was the sole officer and director of the Company and another a stockholder, whereby it received $10,000. The Stockholders of the Company also voted to enter into a quasi-reorganization whereby the paid-in capital account was eliminated against the retained deficit account and thus commencing the Company’s development stage activities. During 2006, these three parties exercised the conversion provision of the Convertible Notes and were issued 11,513,920 shares, which included interest. During April of 2007, the Company again entered into unsecured Convertible Notes bearing interest at 8% per annum, whereby it received $1,500. This note was converted into 1,608,160 shares of common stock in March 2008, which included interest that had accrued on the note through the date of conversion.

Effective September 1, 2006, a creditor of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured non-convertible note due on January 31, 2008 and bearing interest at 8% per annum. The Company has been given the assurance of the creditor that demand for payment of this note will not be made until the Company has funds available for the payment thereof. During August 2007, the Company’s sole officer and director entered into a $25,000 credit-line note with the Company bearing interest at the rate of 10% per annum which is due on demand. During August 2007, the Company called on a $5,000 loan pursuant to the credit-line note and in December 2007, the Company called on the balance of $20,000. As of March 27, 2008, a total of $25,000 is due.

The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and may find it difficult to locate good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders. The Company will select any potential business opportunity based on management's business judgment.

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's stockholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

The Company’s operations are subject to a number of risks including:

Being a development stage company with no operating history and, accordingly, there is no basis upon which to evaluate the Company’s ability to achieve its business objectives.

We have entered into a new development stage with no operating results during this development stage to date. Therefore, our ability to begin new operations is dependent upon raising money and acquiring an operating company. Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objectives, which are to raise money and acquire one or more domestic and/ or foreign operating businesses. We will not generate any revenues until, at the earliest, if at all, after the consummation of a business combination. We cannot assure you that we can raise the money needed to consummate a business combination. We cannot assure you as to when, or if, a business combination will occur. If we are unable to successfully achieve our business objectives, our Company and our stock price would be negatively impacted.

Achieving our business objectives may present conflicts of interest for our current director and officer.

If our current director and officer choose to remain with us after raising money and a business combination, then he will be negotiating the terms of the money raising and the business combination, as well as the terms upon which he will continue to serve as our director and officer. As such, our current director and officer may have a conflict of interest in negotiating the terms of any money raising and business combination and, at the same time, negotiating the terms upon which he will continue to serve as our director and officer.

Our current director and officer may resign in conjunction with bringing in new management of our company, or upon raising money, or upon consummation of a business combination.

We cannot make any assurances regarding the future roles of our current director and officer. We have no employment agreement with him. Our current director and officer may resign in conjunction with bringing in new management of our Company, or upon raising money, or upon consummation of a business combination.

Attracting new directors and officers may be expensive, and may require that we enter into long-term employment agreements, issue stock options, and otherwise provide incentives to the new directors and officers.

We may need to attract new directors and officers in order to achieve our business objectives, which is to acquire one or more domestic and/ or foreign operating businesses. Attracting new directors and officers may be expensive, and may require that we enter into long term employment agreements, issue stock options, and otherwise provide incentives to the new directors and officers.

We will have only a limited ability to evaluate potential new directors and officers, and the management of target businesses.

We may make a determination that our current director and officer should not remain, or should reduce his role, following money raising or a business combination, based on an assessment of the experience and skill sets of new directors and officers and the management of target businesses. We cannot assure you that our assessment of these individuals will prove to be correct. This could have a negative impact on our Company and our stock price.

Our director and officer allocates time to other interests, thereby causing conflicts of interest in his determination as to how much time to devote to our affairs.

Our director and officer is not required to, and does not, commit his full time to our affairs, thereby causing conflicts of interest in allocating his time between our operations and the operations of other businesses or interests. We do not intend to have any full-time employees prior to the consummation of a business combination. Our director and officer is engaged in other business or endeavors and is not obligated to contribute any specific number of hours per day or per week to our affairs. This situation limits our current director’s and officer’s ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

We may have insufficient resources to cover our operating expenses and the expenses of raising money and consummating a business combination.

We have limited cash to cover our operating expenses for the next 12 months and to cover the expenses incurred in connection with a business combination. It is possible that we could incur substantial costs in connection with a business combination. If we do not have sufficient funds available to cover our expenses, we may be forced to obtain additional financing, either from our management or third parties. We may not be able to obtain additional financing on acceptable terms, if at all, and neither our management nor any third party is obligated to provide any financing. It is likely any future funds obtained would result in a substantial dilution to current stockholders.

The nature of our proposed operations is speculative and the success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the companies with which we may merge or which we acquire.

While management intends to seek a merger or acquisition of privately held entities with established operating histories, there can be no assurance that we will be successful in locating an acquisition candidate meeting such criteria. In the event we complete a merger or acquisition transaction, of which there can be no assurance, our success if any will be dependent upon the operations, financial condition and management of the acquired company, and upon numerous other factors beyond our control. Stockholders will be dependent on the judgment of management in making acquisition or merger decisions.

We cannot assess specific business risks because we have not identified the business opportunities in which we will attempt to obtain an interest.

Due to the fact that we have not identified a target business for acquisition, we cannot describe the specific risks presented by such business. Among other risks, such target business may involve an unproven product, technology or marketing strategy, the ultimate success of which cannot be assured. The target business may be in competition with larger, more established firms which may have many competitive advantages over the target business. Our investment in a target business may be highly risky and illiquid, and could result in a total loss to us if the acquired business is unsuccessful.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity.

Our management’s decision to commit our capital or other resources to an acquisition will likely be made without detailed feasibility studies, independent analysis and market surveys. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. There are numerous individuals, publicly held companies, and privately held companies seeking merger and acquisition prospects. There is significant competition among such groups for attractive merger and acquisition prospects. However, the number of suitable and attractive prospects is limited and we may find a scarcity of suitable companies with audited financial statements seeking merger partners. Additionally, with limited financial and managerial resources, we will be limited in our review of any prospective merger or acquisition companies, potentially increasing the risk of such a merger or acquisition.

There is a lack of meaningful public market for our securities.

Although our common stock may be available for trading on the Pink Sheets, at present no active market exists. There is no assurance that a regular trading market will develop and if developed, that it will be sustained. A purchaser of stock may, therefore, be unable to resell our common stock should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our common stock as pledged collateral for loans.

Our acquisitions of businesses may be extremely risky and we could lose all or part of our investments.

The company or companies we merge with or acquire will generally be less established or still trying to obtain profitability. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on:

-typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

-tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses;

-are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire;

-may have less predicable operating results;

-may from time to time be parties to litigation;

-may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and

-may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

A relatively small number of stockholders and managers have significant influence over us.

A small number of our stockholders and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of these individuals could have the effect of preventing or delaying a change in control of our Company which they oppose even if our other stockholders believe it is in their best interests. In addition, our executive officer has the ability to influence our day-to-day operations. These factors could negatively affect our Company and our stock price.

There is a significant likelihood of dilution of our existing stockholders.

It is likely that the anticipated value of the business and/or assets that we acquire relative to the current value of our securities will result in the issuance of a relatively large number of shares and, as a result, substantial additional dilution to the percentage ownership of our current stockholders.  If such dilution were to occur, the price of our stock would be negatively impacted.

Employees

The Company does not have any employees. Eugene Gronning is the Company’s sole officer and director. Mr. Gronning is currently not receiving compensation for his services and the Company does not plan on paying any compensation to Mr. Gronning.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company owns no properties and utilizes space on a rent-free basis from Eugene Gronning, the Company’s officer and director. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given. The Company has no agreements with respect to its office facilities and if a successful merger/acquisition is negotiated, it is anticipated that the office of the

Company will be moved to that of the acquired company.

The Company is not actively engaged in conducting any business. Rather, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Therefore, the Company does not presently intend to invest in real estate or real estate securities, nor have we formulated any investment policies regarding investments in real estate, real estate mortgages, or securities of or interests in persons engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the “Pink Sheets” under the symbol “PMIG” but has traded sporadically with no significant volume. The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2007 and 2006. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended 2007		Year Ended 2006
	High	Low	High	Low

Quarter ended December 31	$0.065	$0.06	$0.10	$0.10
Quarter ended September 30	0.10	0.06	0.10	0.10
Quarter ended June 30	0.10	0.10	0.10	0.10
Quarter ended March 31	0.10	0.10	0.10	0.10

At March 27, 2008, the bid and asked price for the Company's Common Stock was $0.065 and $0.16 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 27, 2008, the Company had approximately 150 stockholders of record. As of March 27, 2008, the Company had 17,300,709 shares of its common stock issued and outstanding.

Recent Sales of Unregistered Securities

The Company has not sold any shares of its common or preferred stock in the past two years. However, in June 2006, the Company issued 2,000,000 shares and in July 2006, the Company issued an additional 4,903,320 shares to its officer and director, Eugene Gronning in payment of a promissory note and accrued interest originally entered into in September 2004 for $6,000. In July 2006, the Company issued 4,610,600 shares to two other parties as settlement of principal and accrued interest of promissory notes originally entered into in September 2004 for $4,000. In March 2008, the Company issued 1,608,160 shares in payment of a convertible promissory note and accrued interest entered into in April 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures are in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the years ended December 31, 2007 and 2006, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

The Company engaged in limited business operations until it acquired P.G. Entertainment, Inc., a California corporation (“PGE”) through a stock exchange in January 1994. As part of the acquisition of PGE, the Company consolidated its Common Stock on a one for three basis reducing the then issued and outstanding shares of Common Stock from 1,348,837 to 449,658, after adjustments for the reverse split. The stockholders of PGE received a total of 1,798,448 post split shares of Common Stock and 105,000 shares of convertible preferred stock in the acquisition. Approximately 60% of the shares of preferred stock were subsequently converted to shares of Common Stock in October 1995 and except for a nominal number the balance was converted to shares of Common stock in November of 1999. PGE was engaged in the entertainment industry with interest in animation, interactive programming, and computer imaging and graphics technology. PGE’s operation did not prove profitable and in 1998, the Company ceased the operations of PGE.

In March 1999, the Company acquired Promotora Mexicana de Infraestructura, S.A. de C.V., a Mexican corporation (“Promotora”) which was in the construction and development of commercial, residential and resort properties in Mexico. Upon the acquisition of Promotora, the Company reverse split the outstanding shares on a 1 for 2 basis, and changed its name to PMI Construction Group. Its business focus continued to be the construction industry. Promotora was originally formed in 1993 by Bernardo Quintana, who served as the Company’s president after the acquisition, to engage in the construction industry in Mexico. In conjunction with the aforementioned acquisition, in April 1999, the Company acquired all of the outstanding common stock of Promotora Mexicana de Inmobiliaria (“Inmobiliaria”). Inmobiliaria was also founded by Bernardo Quintana. Inmobiliaria focuses on real estate purchasing, selling, leasing and administrative services. Inmobiliaria’s principal revenue was from leasing of real estate. A total of 2,749,525 shares of common stock issued by the Company to acquire these subsidiaries.

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

The Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company. In order to finance its search for an operating entity, the Company, in 2004, entered into unsecured convertible notes bearing interest at 8% per annum with three parties, one of which was the sole officer and director of the Company and another a stockholder, whereby it received $10,000. The Stockholders of the Company also voted to enter into a quasi-reorganization whereby the paid-in capital account was eliminated against the retained deficit account and thus commencing the Company’s development stage activities. During 2006, these three parties exercised the conversion provision of the convertible notes and were issued 11,513,920 shares, which included interest. During April of 2007, the Company entered into an unsecured convertible note bearing interest at 8% per annum, whereby it received $1,500. This convertible note and accrued interest was converted into 1,608,160 shares of common stock in March 2008.

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

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern. The Company in not engaged in any revenue producing activities and has not established any source of revenue other than described herein. These factors raise substantial doubt that the Company will be able to continue as a going concern even though management believes that sufficient funding is available to meet its operating needs during the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of December 31, 2007, the Company has debts of $39,680 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Since its inception, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result there from. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that stockholders will benefit through an increase in the market price of the Company's common stock.

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

At the present time, management does not believe it is necessary for the Company to have an administrative office and utilizes the mailing address of the Company's president for business correspondence. The Company intends to reimburse management for any out of pocket costs that are incurred.

Liquidity and Capital Resources

As of December 31, 2007, the Company had a negative $25,958 in working capital with assets of $13,722 and liabilities of $39,680. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

It is unlikely that any revenue will be generated until the Company locates a business opportunity that it may acquire or with which it may merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's stockholders as it has only limited capital and no operations.

Results of Operations

For the years ended December 31, 2007 and 2006, the Company had a net loss of $16,133 and $16,103, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the years ended December 31, 2007 and 2006. The Company does not anticipate any revenue until it locates a new business opportunity.

c) Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an outside CPA firm, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO and an outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information with respect to the persons expected to be named as a director of the Company. The Company’s director serves for a term of one year and thereafter until his successors have been duly elected by the stockholders and qualified. The Company’s officer serves for a term of one year and thereafter until his successors have been duly elected by the Board of Directors and qualified.

Name	Age	Positions
Eugene Gronning	62	President, Secretary, Director

Mr. Gronning is currently retired and had been employed for the five years prior thereto as the controller for Property Reserves, Inc., a property acquisition and management company based in Salt Lake City, Utah. Mr. Gronning received a Bachelor of Science degree from Brigham Young University in Provo, Utah in 1971.

Mr. Gronning has not filed for bankruptcy, been convicted in a criminal proceeding or been the subject of any order, judgment, or decree permanently, temporarily, or otherwise limiting activities (1) in connection with the sale or purchase of any security or commodity, or in connection with any violation of Federal or State securities laws or Federal commodities laws, (2) engaging in any type of business practice, or (3) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of an investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company believes three form 3’s were filed late. One report was filed late by the Company’s president Eugene Gronning and two form 3’s were filed late by ten percent stockholders. The Company believes all reports required to be filed have now been filed.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries( chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Eugene Gronning, CEO	2007	--	--	--	--	--	--	--
	2006	--	--	--	--	--	--	--
	2005	--	--	--	--	--	--	--

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2007, 2006, and 2005. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company(s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated. Use of the term (new management( is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company(s decision to participate in one or more business opportunities.

The Company(s management may benefit directly or indirectly by payments of consulting fees, payment of finders fees to others from consulting fees, sales of insider(s stock positions in whole or part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, or other assets or anything of value whether tangible or intangible. There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current stockholders or others prior to the location of a business opportunity.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans.

None.

Pension Table

None.

Other Compensation

None.

Compensation of Directors.

None.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 27, 2008, with respect to the beneficial ownership of the Company’s common stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock. At March 27, 2008, there were 17,300,709 shares of common stock outstanding.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Stockholders
Common	Eugene Gronning 2522 Alice Drive West Jordan, Utah 84088	6,903,320	39.9%
Common	W. Reed Jensen 4348 Butternut Drive Salt Lake City, Utah 84121	2,505,300	14.5%

Common	Atomic Capital Corp.(1) 1588 Petal Point Kennesaw, Georgia 30152	2,305,300	13.3%
Common	Angela Torp.(1) 1588 Petal Point Kennesaw, Georgia 30152	2,505,300	14.5%
Common	Denny W. Nestripke(2) 875 Donner Way Salt Lake City, Utah 84108	1,608,160	9.3%
	Director(s)
Common	Eugene Gronning --------------See above---------------
Common	All Officers and Director as a Group (one persons)	6,903,320	39.9%

_________________

(1)	Atomic Capital Corp is controlled by Angela Torp. Angela Torp owns 200,000 directly and 2,305,300 through here control and ownership of Atomic Capital Corp.
(2)

Denny W. Nestripke does not directly own any shares of common stock; however, he is the beneficial owner and has authority to direct the activities of these shares that are registered in the name of American Pension Services Inc Admin FBO Denny W Nestripke Roth IRA.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's sole officer and director is Eugene Gronning. During 2004, Mr. Gronning loaned $6,000 to the Company (and two other entities loaned an additional $4,000). The Company issued three unsecured convertible notes payable bearing interest at 8% per annum and during 2006, these notes were increased to include accrued interest for a total of $11,200. These notes contain a provision whereby at the option of the note holder, the principal amount due and any accrued interest may be converted into common stock of the Company at $0.001 per share. On June 30, 2006, Mr. Gronning exercised this conversion provision for $2,000.00, and on July 31, 2006, for the balance of the principal and interest in the amount of $4,903.32, and consequently, 2,000,000 shares of common stock were issued to him during June 2006 and an additional 4,903,320 were issued to him in July 2006.

In July 2006, Atomic Capital Corp. and W. Reed Jensen each converted promissory notes into 2,305,300 shares of the Company’s common stock. Atomic Capital Corp. and W. Reed Jensen were owed $2,305.30 each. With an effective date of August 31, 2006, the Company entered into a note payable with Denny Nestripke, CPA, for services he had performed for the Company and for funds he had advanced to the Company for the payment of creditors for a total of $10,316.89. These advances and loans were memorialized in a promissory note bearing interest at 8% per annum, dated April 16, 2007. This note was due on January 31, 2008. The Company has received the assurance of the note holder that this note will not be called for collection until the Company has the funds available to make payment thereof.

During April of 2007, the Company entered into $1,500 unsecured Convertible Notes with Denny W Nestripke, ROTH, IRA, bearing interest at 8% per annum. This note was converted into shares of the Company’s common stock at the rate of $0.001 per share for each dollar owed and accrued interest for a total of $1,608 or 1,608,160 shares of common stock in March 2008.

During August 2007, Mr. Gronning entered into an unsecured credit-line note with the Company for a total of $25,000 bearing interest at 10% per annum and due on demand. At the time the Company entered into this arrangement, it withdrew $5,000 and $20,000 was drawn upon in December 2007.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 13. EXHIBITS

(a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document	Page

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets	F-2
Statement of Operations	F-3
Statements of Stockholders’ Deficit	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6

(a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

(a)(3)EXHIBITS. The following exhibits are included as part of this report:

SEC
Exhibit	Reference
Number	Number	Title of Document	Location
tem 3	Articles of Incorporation and Bylaws

3.01	3	Articles of Incorporation	Incorporated
by reference*

3.02	3	Bylaws	Incorporated

by reference*

Item 4	Instruments Defining the Rights of Security Holders
-------	---------------------------------------------------
4.01	4	Specimen Stock Certificate	Incorporated

by reference*

31.01	31	CEO certification	This Filing

31.02	31	CFO certification Pursuant	This Filing

32.01	32	CEO certification	This Filing

32.02	32	CFO certification	This Filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no. 000-53009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $8,000 and $4,750 for each of the years ending December 31, 2007 and 2006.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $500 and $500.

4) All Other Fees. $0.

5) Not applicable.

6) Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PMI Construction Group

Date:	March 31, 2008	By: /s/ C. Eugene Gronning

C. Eugene Gronning, President, Director, Principal

Accounting Officer (Principal Executive

Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

__________________

Eugene Gronning	Director	March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

PMI Construction Group

We have audited the accompanying balance sheets of PMI Construction Group ( a Nevada development stage enterprise) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006, and for the period from date of development stage inception ( February 17, 2004 ) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMI Construction Group ( a development stage enterprise) as of December 31, 2007 and 2006, and the results of its operations, stockholders’ deficit and its cash flows for the years ended December 31, 2007 and 2006, and for the period from date of development stage inception ( February 17, 2004 ) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

March 22, 2008

PMI Construction Group

(a development stage enterprise)

Balance Sheets

	December 31,
	2007	2006

ASSETS:
Current Assets:
Cash in bank	$ 13,722	$ -
Prepaid expense	-	768

TOTAL ASSETS	$ 13,722	$ 768

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities:
Accounts payable	$ 1,475	$ -
Notes and accrued interest payable to related parties	38,205	10,593
Total Current Liabilities	39,680	10,593

Stockholders' Deficit
Convertible preferred stock, $.001 par value, 5,000,000
shares authorized, 633 shares issued and outstanding	1	1
Common stock, $.001 par value, 95,000,000 shares
authorized, 15,692,549 shares issued and outstanding	15,693	15,693
Retained Deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(36,588)	(20,455)
Total Stockholders' Deficit	(25,958)	(9,825)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 13,722	$ 768

The accompanying notes are an integral part of these financial statements.

PMI Construction Group

(a development stage enterprise)

Statements of Operations

			For the period
			from the date
			of development
			stage inception
	For the Year Ended		(February 17,
	December 31,		2004) Through
	2007	2006	December 31, 2007

Revenue:	$ -	$ -	$ -

Expenses:
General and administrative expenses	(15,021)	(15,286)	(33,541)
Interest expense	(1,112)	(817)	(3,047)
Total Expenses	(16,133)	(16,103)	(36,588)

Net Loss	$ (16,133)	$ (16,103)	$ (36,588)

Net loss per common share	$ (0.00)	$ (0.00)

Net loss per fully diluted
common share	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	15,692,549	9,490,981

Weighted average number of fully
diluted common shares outstanding	17,250,577	12,036,814

The accompanying notes are an integral part of these financial statements.

PMI Construction Group

(a development stage enterprise)

Statements of Stockholders' Deficit

						Deficit
						accumulated
						during the
	Preferred Stock		Common Stock		Retained	development
	Shares	Amount	Shares	Amount	Deficit	stage

Balance, February 17, 2004	633	$ 1	4,178,629	$ 4,179	$ (5,064)	$ -
Net loss for the period ended
December 31, 2004	-	-	-	-	-	(2,031)

Balance, December 31, 2004	633	1	4,178,629	4,179	(5,064)	(2,031)
Net loss for the year ended
December 31, 2005	-	-	-	-	-	(2,321)

Balance, December 31, 2005	633	1	4,178,629	4,179	(5,064)	(4,352)
Shares issued upon conversion of
notes and accrued interest at
$0.001 per share	-	-	11,513,920	11,514	-	-
Net loss for the year ended
December 31, 2006	-	-	-	-	-	(16,103)

Balance, December 31, 2006	633	1	15,692,549	15,693	(5,064)	(20,455)
Net loss for the year ended
December 31, 2007	-	-	-	-	-	(16,133)

Balance, December 31, 2007	633	$ 1	15,692,549	$ 15,693	$ (5,064)	$ (36,588)

The accompanying notes are an integral part of these financial statements.

PMI Construction Group

(a development stage enterprise)

Statements of Cash Flows

			For the period
			from the date
			of development
			stage inception
	For the Year Ended		(February 17,
	December 31,		2004) Through
	2007	2006	December 31, 2007

OPERATING ACTIVITIES:
Net loss from operations	$ (16,133)	$ (16,103)	$ (36,588)
Adjustment to reconcile net loss to net cash position:
Conversion of interest payable to common stock	-	312	312
Prepaid expense	768	(768)	-
Accounts payable	1,475	(538)	592
Interest payable to related parties	1,112	(726)	1,389
Net cash used for operating activities	(12,778)	(17,823)	(34,295)

FINANCING ACTIVITIES:
Conversion of interest payable to note payable	-	1,200	1,200
Notes payable to related parties	26,500	10,317	46,817
Net cash provided from financing activities	26,500	11,517	48,017

Increase (Decrease) in cash	13,722	(6,306)	13,722
Net cash position at start of period	-	6,306	-
Net cash position at end of period	$ 13,722	$ -	$ 13,722

The accompanying notes are an integral part of these financial statements.

PMI Construction Group

(a development stage enterprise)

Notes to Financial Statements

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Organization – PMI Construction Group (the “Company”) was incorporated under the laws of the State of Utah on November 11, 1980 as Bullhead Exploration, Inc. On February 19, 1997 the Company changed its name and its corporate domicile was changed to the state of Nevada. The Company was a party to a Settlement and Release Agreement filed in the United States District Court for the District of Utah, Central Division, having an agreed effective date of February 17, 2004, which resulted in a change of control of the Company in August 2004. Since that time the Company has obtained loans to finance its endeavors in seeking a new business venture. The Company has not generated any revenue since 2004 and is considered a development stage enterprise as defined in Statement of Financial Accounting Standards (SFAS) No. 7.

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue since entering the development stage and is currently dependent on its sole officer/director to provide its operating capital. Furthermore, the Company’s sole officer/director serves in his capacities without compensation and has orally agreed to do so in the future. The Company assumes that these arrangements will continue into the future, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates – These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of expenses. Actual results could differ from those estimates or assumptions.

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common stock and the exercise of an option given to a holder of the Company’s promissory note to convert the principal balance and accrued interest into shares of common stock of the Company. During the year ended December 31, 2006, the promissory notes and accrued interest were converted into common stock. At December 31, 2007, a single convertible note in the amount of $1,500, plus accrued interest of $85 could be convertible into 1,585,000 shares of the Company’ s common stock (conversion price is $0.001 per share). In addition, at December 31, 2007, 633 shares of $.001 par value preferred stock are outstanding, which may be converted into 633 shares of common stock.

PMI Construction Group

(a development stage enterprise)

Notes to Financial Statements (continued)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies (continued)

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. The Company’s utilization of any net operating loss is unlikely as a result of its intended development stage activities.

Recently Enacted Accounting Pronouncements –

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company believes that this new accounting statement will not have any impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company believes that when and if its development stage activities in seeking a reverse acquisition of an operating entity occur, this accounting statement may have relevance.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it becomes an entity requiring consolidation with one or more corporations.

Note 2: Quasi-Reorganization

During 2000, the Company sold substantially all of its assets and remained dormant through 2004. Commencing in 2004, the Company began to seek a new business venture and in accordance with SFAS No. 7, became a development stage enterprise. At that time the Company created a new equity account entitled “Deficit Accumulated During the Development Stage” and the results of its operations have since been recorded in this account. The Company’s stockholders approved a quasi-reorganization effective as of January 1, 2004, that provided for a readjustment of its capital accounts and resulted in its retained deficit from prior operations being offset against its paid-in capital account in the amount of $1,928,775. Thus, the paid-in capital account was eliminated and the remaining deficit of $5,064 continues to be reflected as a retained deficit. No other accounts were affected by this readjustment and the Company’s accounting will be substantially similar to that of a new enterprise.

PMI Construction Group

(a development stage enterprise)

Notes to Financial Statements (continued)

Note 3: Capital Stock

Convertible Preferred Stock – The Company has 633 shares of convertible preferred stock issued and outstanding with the following preferences: a) these shares are convertible into 633 shares of common stock at any time and shall be converted into common stock upon the death of the registered owner; and, b) each preferred share is entitled to twenty votes on any matter voted upon by the common stockholders.

Preferred Stock and Common Stock – The Company’s Board of Directors is expressly granted the authority to issue without stockholder action, the authorized shares of the Company’s preferred and common stock. The Board of Directors may issue shares and determine the powers, preferences, limitations, and relative rights of any class of shares before the issuance thereof.

Note 4: Related Party Transactions

During 2004, the Company entered into three unsecured convertible notes payable bearing interest at 8% per annum for a total of $10,000. During 2006, these notes were converted into new notes that included the accrued interest through the date of conversion. Thus, the newly issued convertible notes amounted to $11,200, bearing interest at 8% per annum. During June and July of 2006 this conversion provision was exercised by the holders of the notes, resulting in the issuance of 11,513,920 shares of common stock at a conversion price of $0.001 per share.

Effective September 1, 2006, a creditor of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008 and bears interest at 8% per annum. Subsequent to December 31, 2007, the creditor became a stockholder of the Company and has verbally agreed not to pursue the collection of the note at this time.

On April 20, 2007, the Company entered into an unsecured convertible note for $1,500 bearing interest at 8% per annum. The note holder exercised the conversion provision of this note effective March 10, 2008, which allowed for the principal and accrued interest to be converted into shares of the Company’s common stock at the rate of one share for each $0.001 of principal and accrued interest. As a result, 1,608,160 shares of common stock were issued which increase the total issued and outstanding shares at March 10, 2008 to 17,300,709.

During August 2007 and again in December 2007, the Company’s sole officer and director entered into unsecured demand notes with the Company totaling $25,000 and bearing interest at 10% per annum. These notes are not convertible.