Form 10-Q
period 2008-03-31
PMI Construction Group
filed 2008-05-14
CIK 1408300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-52790

PMI Construction Group

(Exact name of registrant as specified in its charter)

Nevada	95-4465933
(State or other jurisdiction of	(IRS Employer Identification No.)

incorporation or organization)

2522 Alice Drive, West Jordan, Utah	84088
(Address of principal executive offices)	(Zip Code)

(801) 718-7732

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

17,309,709 shares of $0.001 par value common stock on May 12, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

PMI Construction Group

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2008

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

	PMI Construction Group
	(A Development Stage Enterprise)
	Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets:
Current Assets:
Cash in bank	$5,946	$13,722

Total Assets	$5,946	$13,722

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$1,550	$1,475
Notes and accrued interest payable to related parties	37,633	38,205
Total Current Liabilities	39,183	39,680

Stockholders' Deficit
Convertible preferred stock, $.001 par value, 5,000,000
shares authorized, 633 shares issued and outstanding	1	1
Common stock, $.001 par value, 95,000,000 shares
authorized, 17,300,709 shares issued and outstanding
at March 31, 2008 (unaudited) and 15,692,549 shares
issued and outstanding at December 31, 2007	17,301	15,693
Retained Deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(45,475)	(36,588)
Total Stockholders' Deficit	(33,237)	(25,958)

Total Liabilities and Stockholders' Deficit	$5,946	$13,722

The accompanying notes are an integral part of these financial statements.

	PMI Construction Group
	(A Development Stage Enterprise)
	Statements of Operations

			For the period
			from the date
			of development
			stage inception
	For the Three Months Ended		(February 17,
	March 31,		2004) Through
	2008	2007	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-

Expense:
General and administrative
expenses	(7,850)	(918)	(41,391)
Interest expense	(1,037)	(204)	(4,084)
Total Expenses	(8,887)	(1,122)	(45,475)

Net Loss	$(8,887)	$(1,122)	$(45,475)

Net loss per common share	$(0.00)	$(0.00)

Net loss per fully diluted
common share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	16,228,813	15,692,549

Weighted average number of
fully diluted common shares
outstanding	17,301,553	15,692,549

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)
Statements of Stockholders' Deficit

						Deficit
						accumulated
						during the
	Preferred Stock		Common Stock		Retained	development
	Shares	Amount	Shares	Amount	Deficit	stage

Balance February 17, 2004	633	$ 1	4,178,629	$ 4,179	$ (5,064)	$ -
Loss from operations for the
period ended December 31, 2004	-	-	-	-	-	(2,031)

Balance, December 31, 2004	633	1	4,178,629	4,179	(5,064)	(2,031)
Loss from operations for the
year ended December 31, 2005	-	-	-	-	-	(2,321)

Balance, December 31, 2005	633	1	4,178,629	4,179	(5,064)	(4,352)
Shares issued upon conversion of
notes and accrued interest at
$0.001 per share	-	-	11,513,920	11,514	-	-
Loss from operations for the
year ended December 31, 2006	-	-	-	-	-	(16,103)

Balance, December 31, 2006	633	1	15,692,549	15,693	(5,064)	(20,455)
Loss from operations for the
year ended December 31, 2007	-	-	-	-	-	(16,133)

Balance, December 31, 2007	633	1	15,692,549	15,693	(5,064)	(36,588)
Shares issued upon conversion of
note and accrued interest at
$0.001 per share (unaudited)	-	-	1,608,160	1,608	-	-
Loss from operations for the
period ended March 31, 2008
(unaudited)	-	-	-	-	-	(8,887)

Balance, March 31, 2008 (unaudited)	633	$ 1	17,300,709	$ 7,301	$ (5,064)	$ (45,475)

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
			from the date
			of development
			stage inception
	For the Three Months Ended		(February 17,
	March 31,		2004) Through
	2008	2007	March 31, 2008
	(unaudited)	(unaudited)	(unaudited)

Operating Activities:
Net loss from operations	$(8,887)	$(1,122)	$(45,475)
Adjustments to reconcile net
loss to net cash position:
Conversion of interest
payable to common stock	23	-	312
Prepaid expense	-	565	-
Accounts payable	74	353	667
Accrued interest payable	1,014	204	2,425
Net Cash Used for Operating
Activities	(7,776)	-	(42,071)

Financing Activities:
Conversion of interest payable to
note payable	-	-	1,200
Notes payable	-	-	46,817
Net Cash Provided from
Financing Activities	-	-	48,017

Increase (decrease) in cash	(7,776)	-	5,946
Net cash position at start of
period	13,722	-	-
Net cash position at end of period	$5,946	$-	$5,946

The accompanying notes are an integral part of these financial statements.

PMI Construction Group

(A Development Stage Enterprise)

Notes to Financial Statements

March 31, 2008

(unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited financial statements of PMI Construction Group (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Form 10-KSB report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Organization – The Company was incorporated under the laws of the State of Utah on November 11, 1980 as Bullhead Exploration, Inc. On February 19, 1997 the Company changed its name and its corporate domicile was changed to the state of Nevada. The Company was a party to a Settlement and Release Agreement filed in the United States District Court for the District of Utah, Central Division, having an agreed effective date of February 17, 2004, which resulted in a change of control of the Company in August 2004. Since that time the Company has obtained loans and issued its common stock for cash, to finance its endeavors in seeking a new business venture. The Company has not generated any revenue since 2004 and is considered a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7.

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue since entering the development stage in August 2004, and is currently dependent on its sole officer/director to provide its operating capital. Furthermore, the Company’s sole officer/director serves in his capacities without compensation and has orally agreed to do so in the future. The Company assumes that these arrangements will continue into the future, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common stock and the exercise of an option given to a holder of the Company’s promissory note to convert the principal balance and accrued interest into shares of common stock of the Company. During the year ended December 31, 2006, three promissory notes and accrued interest were converted into 11,513,920 shares of common stock. During 2008, one promissory note and accrued interest was converted into 1,608,160 shares of common stock. At March 31, 2008, there remain 633 shares of preferred stock that may be converted into 633 shares of common stock and none of the existing notes payable contain provisions to be converted into common stock.

PMI Construction Group

(A Development Stage Enterprise)

Notes to Financial Statements (continued)

March 31, 2008

(unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies (continued)

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. The Company’s utilization of any net operating loss is unlikely as a result of its intended development stage activities.

Recently Enacted Accounting Pronouncements – In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

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

Note 4: Related Party Transactions

Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. At March 31, 2008, the stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $1,306.

On April 20, 2007, the Company entered into an unsecured convertible note for $1,500 bearing interest at 8% per annum with a shareholder of the Company who exercised the conversion provision in March 2008. The conversion provision provided that the principal amount and all accrued interest may be converted into shares of the Company’s common stock at the rate of one share for each $0.001. As a result, 1,608,160 shares of common stock were issued in March 2008.

During August and December of 2007, the Company’s sole officer/director entered into unsecured demand notes with the Company for a total of $25,000 cash and bearing interest at 10% per annum. These notes and accrued interest in the amount of $1,010 remain outstanding at March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

In March 1999, the Company acquired Promotora Mexicana de Infraestructura, S.A. de C.V., a Mexican corporation (“Promotora”) which was in the construction and development of commercial, residential and resort properties in Mexico. Upon the acquisition of Promotora, the Company reverse split the outstanding shares of Common Stock on a 1 for 2 basis, and changed its name to PMI Construction Group. Its business focus to be the construction industry. Promotora was originally formed in 1993 by Bernardo Quintana, who served as the Company’s president after the acquisition, to engage in the construction industry in Mexico. In conjunction with the aforementioned acquisition, in April 1999, the Company acquired all of the outstanding common stock of Promotora Mexicana de Inmobiliaria (“Inmobiliaria”). Inmobiliaria was also founded by Bernardo Quintana. Inmobiliaria focuses on real estate purchasing, selling, leasing and administrative services. Inmobiliaria principal revenue was from leasing of real estate. A total of 2,749,525 shares of Common Stock was issued by the Company to acquire these subsidiaries.

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

The Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company. In order to finance its search for an operating entity, the Company, in 2004, entered into unsecured Convertible Notes bearing interest at 8% per annum with three parties, one of which was the sole officer and director of the Company and another a stockholder, whereby it received $10,000. The Stockholders of the Company also voted to enter into a quasi-reorganization whereby the paid-in capital account was eliminated against the retained deficit account and thus commencing the Company’s development stage activities. During 2006, these three parties exercised the conversion provision of the Convertible Notes and were issued 11,513,920 shares of Common Stock, which included interest. During April of 2007, the Company again entered into unsecured Convertible Notes bearing interest at 8% per annum, whereby it received $1,500. In March 2008, the conversion provision of this Convertible Note and accrued interest was exercised and 1,608,160 shares of Common Stock were issued.

The Company also entered into a $25,000 unsecured line of credit demand note bearing interest at 10% per annum with its officer/director, which amount was drawn down in August and December of 2007. At March 31, 2008, this note and accrued interest in the amount of $1,010 remains outstanding.

Plan of Operations

Overview:

The Company has not received any revenue from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action as management believes necessary to prepare to seek an acquisition or merger with an operating entity. The Company’s sole officer and director, who is a stockholder of the Company, has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status, in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements, and in changing the marketplace of its securities.

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

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. As previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2008, the Company has debts of $39,183 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

The acquisition of a business opportunity, no matter what form it may take, will almost assuredly result in substantial dilution for the Company's current stockholders. Inasmuch as the Company only has its equity securities (its Common Stock and preferred stock) as a source to provide consideration for the acquisition of a business opportunity, the Company's issuance of a substantial portion of its authorized Common Stock is the most likely method for the Company to consummate an acquisition. The issuance of any shares of the Company's Common Stock will dilute the ownership percentage that current stockholders have in the Company.

The Company does not intend to employ anyone in the future, unless its present business operations were to change.

At the present time, management does not believe it is necessary for the Company to have an administrative office and utilizes the mailing address of the Company's president for business correspondence. The Company intends to reimburse management for any out of pocket costs other than those associated with maintaining the Company’s business address.

Liquidity and Capital Resources

As of March 31, 2008, the Company had a negative $33,237 in working capital with assets of $5,946 and liabilities of $39,183. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

It is unlikely that any revenue will be generated until the Company locates a business opportunity that it may acquire or with which it may merge. Management of the Company will be investigating various business opportunities. These efforts may result in the Company incurring out of pocket expenses for its management and expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Results of Operations

For the three months ended March 31, 2008, the Company had a net loss of $8,887, compared to a loss for the three months ended March 31, 2007, of $1,122. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2008; however, we did issue 1,608,160 shares of Common Stock to retire a convertible note and accrued interest payable at a conversion rate of $0.001 per share.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have a $25,000 demand note payable to our officer and director. Demand for payment of this note has not been made and we have received a verbal assurance from our officer and director that such demand will not be forthcoming in the near future.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

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

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC File No. 000-52790.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMI Construction Group, Inc.

(Registrant)

Dated: May 12, 2008	By: /s/ C. Eugene Gronning
C. Eugene Gronning
Chief Executive Officer
Chief Financial Officer
Director