Form 10-Q
period 2008-06-30
PMI Construction Group
filed 2008-08-27
CIK 1408300

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
17,309,709 shares of $0.001 par value common stock on August 25, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
PMI Construction Group
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2008

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

PMI Construction Group
(A Development Stage Enterprise)

Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Current Assets:
Cash in bank	$0	$13,722

Total Assets	$0	$13,722

Liabilities and Stockholders' Deficit:
Current Liabilities:
Bank deficit	$175	$0
Accounts payable	825	1,475
Notes and accrued interest payable to related parties	38,463	38,205
Total Current Liabilities	39,463	39,680

Stockholders' Deficit
Convertible preferred stock, $.001 par value, 5,000,000
shares authorized, 633 shares issued and outstanding	1	1
Common stock, $.001 par value, 95,000,000 shares
authorized, 17,300,709 shares issued and outstanding
at June 30, 2008 (unaudited) and 15,692,549 shares
issued and outstanding at December 31, 2007	17,301	15,693
Retained Deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(51,701)	(36,588)
Total Stockholders' Deficit	(39,463)	(25,958)

Total Liabilities and Stockholders' Deficit	$0	$13,722

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)

Statement of Operations

					For the period
					from the date
					of development
					stage inception
	For the Three Months Ended		For the Six Months Ended		(February 17,
	June 30,		June 30,		2004) Through
	2008	2007	2008	2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$ -	$ -	$ -	$ -	$ -

Expense:
General and administrative
expenses	(5,397)	(1,700)	(13,247)	(2,618)	(46,788)
Interest expense	(829)	(231)	(1,866)	(434)	(4,913)
Total Expenses	(6,226)	(1,931)	(15,113)	(3,052)	(51,701)

Net Loss	$ (6,226)	$ (1,931)	$ (15,113)	$ (3,052)	$ (51,701)

Net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Net loss per fully diluted
common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	17,301,342	5,692,549	16,765,078	15,692,549

Weighted average number of
fully diluted common shares
outstanding	17,301,975	17,192,549	17,301,764	16,442,866

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)

Statements of Stockholders' Deficit

						Deficit
						Accumulated
						During the
	Preferred Stock		Common Stock		Retained	Development
	Shares	Amount	Shares	Amount	Deficit	Stage

Balance February 17, 2004	633	$ 1	4,178,629	$ 4,179	$ (5,064)	$ -
Loss from operations for the
period ended December 31, 2004	-	-	-	-	-	(2,031)

Balance, December 31, 2004	633	1	4,178,629	4,179	(5,064)	(2,031)
Loss from operations for the
year ended December 31, 2005	-	-	-	-	-	(2,321)

Balance, December 31, 2005	633	1	4,178,629	4,179	(5,064)	(4,352)
Shares issued upon conversion of
notes and accrued interest at
$0.001 per share	-	-	11,513,920	11,514	-	-
Loss from operations for the
year ended December 31, 2006	-	-	-	-	-	(16,103)

Balance, December 31, 2006	633	1	15,692,549	15,693	(5,064)	(20,455)
Loss from operations for the
year ended December 31, 2007	-	-	-	-	-	(16,133)

Balance, December 31, 2007	633	1	15,692,549	15,693	(5,064)	(36,588)
Shares issued upon conversion of
note and accrued interest at
$0.001 per share (unaudited)	-	-	1,608,160	1,608	-	-
Loss from operations for the
period ended June 30, 2008
(unaudited)	-	-	-	-	-	(15,113)

Balance, June 30, 2008 (unaudited)	633	$ 1	17,300,709	$ 17,301	$ (5,064)	$ (51,701)

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)

Statements of Cash Flows

			For the period
			from the date
			of development
			stage inception
	For the Six Months Ended		(February 17,
	June 30,		2004) Through
	2008	2007	June 30, 2008
	(unaudited)	(unaudited)	(unaudited)

Operating Activities:
Net loss from operations	$ (15,113)	$ (3,052)	$ (51,701)
Adjustments to reconcile net
loss to net cash position:
Conversion of interest
payable to common stock	108	-	312
Prepaid expense	-	565	-
Accounts payable	(650)	1,053	(58)
Accrued interest payable	1,758	434	3,255
Net Cash Used for Operating
Activities	(13,897)	(1,000)	(48,192)

Financing Activities:
Conversion of interest payable to
note payable	-	-	1,200
Notes payable	-	1,500	46,817
Net Cash Provided from
Financing Activities	-	1,500	48,017

Increase (decrease) in cash	(13,897)	500	(175)
Net cash position at start of
period	13,722	-	-
Net cash position at end of period	$ (175)	$ 500	$ (175)

Supplemental Schedule
of Noncash Investing
Transactions:
Conversion of $1,500 note to
related party into 1,500,000
shares of common stock	$ 1,500	$ -	$ 1,500
Conversion of $10,000 note to
related parties into 10,000,000
shares of common stock	$ -	$ -	$ 10,000

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)

Notes to Financial Statements
June 30, 2008
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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue since entering the development stage in August 2004, and is currently dependent on its sole officer/director to provide its operating capital. Furthermore, the Company’s sole officer/director serves in his capacities without compensation and has orally agreed to do so in the future. At June 30, 2008 the Company had a deficit balance in its bank account. On August 1, 2008 this deficit was eliminated by a cash deposit from its sole officer/director. The Company assumes that the Company’s sole officer/director or others will in the future provide the Company with the capital needed to continue its operations, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common stock. Furthermore, the diluted loss per share of common stock during 2007 reflects the shares issuable upon the exercise of an option given to a holder of the Company’s promissory note to convert the principal balance and accrued interest into shares of common stock of the Company, which occurred in March 2008, resulting in the issuance of 1,608,160 shares of common stock. At June 30, 2008, there remain 633 shares of preferred stock that may be converted into 633 shares of common stock and none of the existing notes payable contain provisions for their conversion into shares of common stock.

PMI Construction Group
(A Development Stage Enterprise)

Notes to Financial Statements (continued)
June 30, 2008
(unaudited)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies (continued)

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. The Company’s utilization of any net operating loss is unlikely as a result of its intended development stage activities.

Recently enacted accounting pronouncements – In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company will comply with the disclosure requirements of this statement upon its effectiveness.

In May 2008, the FASB issued SFAS No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not believe that this statement is applicable to its operations.

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

Preferred Stock and Common Stock – The Company’s Board of Directors is expressly granted the authority to issue without stockholder action, the authorized shares of the Company’s preferred and common stock. The Board of Directors may determine the powers, preferences, limitations, and relative rights of any class of common or preferred stock before the issuance thereof.

PMI Construction Group
(A Development Stage Enterprise)

Notes to Financial Statements (continued)
June 30, 2008
(unaudited)

Note 4: Related Party Transactions

Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. At June 30, 2008, the stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $1,513.

On April 20, 2007, the Company entered into an unsecured convertible note for $1,500 bearing interest at 8% per annum with a stockholder of the Company who exercised the conversion provision in March 2008. The conversion provision provided that the principal amount and all accrued interest may be converted into shares of the Company’s common stock at the rate of one share for each $0.001. As a result, 1,608,160 shares of common stock were issued in March 2008.

During August and December of 2007, the Company’s sole officer/director entered into unsecured demand notes with the Company for a total of $25,000 cash and bearing interest at 10% per annum. These notes and accrued interest in the amount of $1,633 remain outstanding at June 30, 2008. During August 2008, the Company’s sole officer/director made an additional loan of $500 to the Company.

Note 5: Subsequent Events

During August 2008, the Company’s sole officer/director made a loan of $500 to the Company for the purpose of covering a bank deficit of $175. Consequently, after this deposit the Company had a bank balance of $325.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and six  month periods ended June 30, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

The Company also entered into a $25,000 unsecured line of credit demand note bearing interest at 10% per annum with its officer/director, which amount was drawn down in August and December of 2007. At June 30, 2008, this note and accrued  interest remains outstanding with $26,633 owed.  In August 2008, the Company’s sole officer/director advanced an additional $500 to the Company.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  As previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2008, the Company has debts of $39,463 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Since its inception, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result therefrom. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that stockholders will benefit through an increase in the market price of the Company's Common Stock.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had a negative $39,463 in working capital with no assets and liabilities of $39,463.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and six months ended June 30, 2008, the Company had a net loss of $6,226 and $15,113, respectively, compared to a loss for the three and six months ended June 30, 2007, of $1,931 and $3,052, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended June 30, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.
Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly  Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

Our controls and procedures are limited by the fact our President and CFO are the same person and we do not have any other members of management.  As such, there is an inability to have accounting functions performed by more than one person.  We do have an outside CPA who prepares our financial statements and  reviews all accounting matters before they are provided to our auditors.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended June 30, 2008; however, we did issue 1,608,160 shares of Common Stock to retire a convertible note and accrued interest payable at a conversion rate of $0.001 per share during 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have a $25,000 demand note payable to our officer and director and a $10,317 note payable to a stockholder that was due on January 31, 2008. Demand for payment of both of these  notes has not been made and we have received a verbal assurance from our officer and director and from a stockholder that such demand will not be forthcoming in the near future.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

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

PMI Construction Group, Inc.
(Registrant)

Dated: August 25, 2008                                                                                                By: /s/ C. Eugene Gronning
     C. Eugene Gronning
     Chief Executive Officer
     Chief Financial Officer
     Director