Form 10-Q
period 2008-09-30
PMI Construction Group
filed 2008-11-13
CIK 1408300

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-52790

PMI Construction Group
(Exact name of registrant as specified in its charter)

Nevada	95-4465933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2522 Alice Drive, West Jordan, Utah	84088
(Address of principal executive offices)	(Zip code)

(801) 718-7732
(Registrant's telephone number, including area code)

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

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
17,300,709 shares of $0.001 par value common stock on November 10, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
PMI Construction Group
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2008

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

PMI Construction Group
(A Development Stage Enterprise)

Balance Sheets

	September 30,	December 31,
	2008	2007
Assets:	(unaudited)
Current Assets:
Cash in bank	$387	$13,722

Total Assets	$387	$13,722

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$0	$1,475
Notes, advances and accrued interest payable to related parties	43,310	38,205
Total Liabilities	43,310	39,680

Stockholders' Deficit
Convertible preferred stock, $.001 par value, 5,000,000
shares authorized, 633 shares issued and outstanding	1	1
Common stock, $.001 par value, 95,000,000 shares
authorized, 17,300,709 shares issued and outstanding
at September 30, 2008 (unaudited) and 15,692,549 shares
issued and outstanding at December 31, 2007	17,301	15,693
Retained Deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(55,161)	(36,588)
Total Stockholders' Deficit	(42,923)	(25,958)

Total Liabilities and Stockholders' Deficit	$387	$13,722

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)

Unaudited Statements of Operations

					For the period
					from the date
					of development
					stage inception
					(February 17,
	For the Three Months Ended		For the Nine Months Ended		2004) Through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Revenue	$0	$0	$0	$0	$0

Operating Expenses:
Accounting	413	1,775	1,588	1,925	9,544
Audit	1,500	5,000	9,000	6,000	23,203
Filing and related	300	400	1,410	868	4,203
Legal	400	1,950	3,650	2,650	9,963
Other	0	50	212	350	2,488
Total Operating Expenses	(2,613)	(9,175)	(15,860)	(11,793)	(49,401)

Other Expenses:
Interest	847	313	2,713	747	5,760
Total Other Expenses	(847)	(313)	(2,713)	(747)	(5,760)

Net Loss	$(3,460)	$(9,488)	$(18,573)	$(12,540)	$(55,161)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per fully diluted
common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	17,301,342	15,692,549	16,943,832	15,692,549

Weighted average number of
fully diluted common shares
outstanding	17,301,342	17,193,182	17,301,834	16,693,182

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)

Unaudited Statements of Cash Flows

			For the period
			from the date
			of development
			stage inception
	For the Nine Months Ended		(February 17,
	September 30,		2004) Through
	2008	2007	September 30, 2008
Operating Activities:
Net loss from operations	$(18,573)	$(12,540)	$(55,161)
Adjustments to reconcile net
loss to net cash position:
Conversion of interest
payable to common stock	108	0	312
Prepaid expense	0	615	0
Accounts payable	(1,475)	5,400	(883)
Accrued interest payable	2,605	747	4,102
Net Cash Used for Operatng Activities	(17,335)	(5,778)	(51,630)

Financing Activities:
Conversion of interest payable to note payable	0	0	1,200
Advances payable to related party	4,000	6,500	50,817
Net Cash Provided from Financing Activities	4,000	6,500	52,017

Increase (decrease) in cash	(13,335)	722	387
Net cash position at start of period	13,722	0	0

Net cash position at end of period	$387	$722	$387

Supplemental Schedule of Non-cash
Investing Transactions:
Conversion of $1,500 note to related party into
1,500,000 shares of common stock	$1,500	$0	$1,500
Conversion of $10,000 note to related parties
Into 10,000,000 shares of common stock	$0	$0	$10,000

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)

Notes to Unaudited Financial Statements
September 30, 2008

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 2: Summary of Significant Accounting Policies

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

Quasi Reorganization – The Company sold substantially all of its assets during 2000 and remained dormant until 2004 when it commenced to seek a new business venture. In accordance with SFAS No. 7, the Company became a development stage enterprise at that time and the stockholders of the Company approved a quasi reorganization effective as of January 1, 2004. The quasi reorganization provided for a readjustment of the Company’s capital accounts and resulted in its retained deficit from prior operations being offset against its paid-in capital account in the amount of $1,928,775 and the remaining deficit of $5,064 continues to be reflected as a retained deficit. The Company also created a new equity account entitled “Deficit Accumulated During the Development Stage” and the results of operations have since been recorded in that account. No other accounts were affected by this readjustment and the Company’s accounting is substantially similar to that of a new enterprise.

Use of Estimates – The accompanying unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that Management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of expenses. Actual results could differ from those estimates or assumptions.

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common stock. Furthermore, the diluted loss per share of common stock for the periods presented during 2007 reflect the shares

PMI Construction Group
(A Development Stage Enterprise)

Notes to Unaudited Financial Statements (Continued)
September 30, 2008

Note 2: Summary of Significant Accounting Policies (continued)

issuable upon the exercise of an option given to a holder of a promissory note to convert the principal balance and accrued interest into shares of the Company’s common stock. The conversion option was exercised in March 2008, resulting in the issuance of 1,608,160 shares of common stock. At September 30, 2008, 633 shares of preferred stock are outstanding that may be converted into 633 shares of common stock and none of the existing notes payable contain provisions for their conversion into shares of common stock.

Income Taxes – The Company has a net operating loss carry forward at September 30, 2008, of approximately $55,000 which expire through 2028. The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. The Company’s utilization of any net operating loss carry forward is unlikely as a result of its intended development stage activities.

Note 3: Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue since entering the development stage in 2004 and is dependent on its sole officer/director (“Executive”) to provide a source of future operating capital. The Company is also dependent on the Executive serving in his capacities without compensation. During the three months ended September 30, 2008, the Executive provided $4,000 to the Company. The Company assumes that the Executive will continue to provide operating capital to the Company or find other individuals or entities to provide such capital. The Company has no assets and in order to obtain the needed capital it will be required to enter into unsecured loans, issue shares of its common or preferred stock, or obtain donations. No assurance can be given that future sources of  capital will be available. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4: Capital Stock

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

Note 5: Related Party Transactions

Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. At September 30, 2008, the stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $1,721.

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

PMI Construction Group
(A Development Stage Enterprise)

Notes to Unaudited Financial Statements (Continued)
September 30, 2008

Note 5: Related Party Transactions (continued)

Since August 2007, the Executive has provided cash advances to the Company bearing interest at 10% per annum for a total of $29,000 at September 30, 2008. Interest in the amount of $2,272 has accrued on these advances.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended September 30, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

The Company engaged in limited business operations until it acquired P.G. Entertainment, Inc., a California corporation (“PGE”) through a stock exchange in January 1994.  As part of the acquisition of PGE, the Company consolidated its Common Stock on a one for three basis reducing the then issued and outstanding shares of Common Stock from 1,348,837 to 449,658, after adjustments for the reverse split.  The stockholders of PGE received a total of 1,798,448 post split shares of Common Stock and 105,000 shares of convertible preferred stock in the acquisition.  Approximately 60% of the shares of preferred stock were subsequently converted to shares of Common Stock in October 1995 and except for a nominal number the balance was converted to shares of Common Stock in November of 1999.  PGE was engaged in the entertainment industry with an  interest in animation, interactive programming, and computer imaging and graphics technology.  PGE’s operation did not prove profitable and in 1998, the Company ceased the operations of PGE.

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

Since entering its development stage activities, the Company has been reliant on capital being provided by its sole officer and director or a stockholder of the Company. As of September 30, 2008, advances with a  sum of $29,000 bearing interest at 10% per annum is due to its sole officer and director and a delinquent unsecured note payable with a principal sum of $10,317 bearing interest at 8% per annum is due to a stockholder.

Plan of Operations

Overview:

The Company has not received any revenue from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action as management believes necessary to prepare to seek an acquisition or merger with an operating entity. Since August 2007, the Company’s sole officer and director, who is a stockholder of the Company, has financed the Company's  operations, which have consisted primarily of maintaining in good standing the Company's corporate status, in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements, and in changing the marketplace of its securities.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  As previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2008, the Company has debts of $43,310 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had a negative $42,923 in working capital with $387 in assets and liabilities of $43,310.  During the quarter ended September 30, 2008, the sole officer and director advanced the Company an additional $4,000.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2008, the Company had a net loss of $3,460 and $18,573, respectively, compared to a loss for the three and nine months ended September 30, 2007, of $9,488 and $12,540, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended September 30, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended September 30, 2008; however, we did issue 1,608,160 shares of Common Stock during the three months ended March 31, 2008 to retire a convertible note and accrued interest payable at a conversion rate of $0.001 per share.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have advances  payable to our officer and director in the amount of $29,000, with accrued interest of $2,272 at September 30, 2008. In addition, we have a $10,317 note payable to a stockholder, with accrued interest of $1,721, that is in default; however,  we have received a verbal assurance from the stockholder  that  demand for payment will not be forthcoming in the near future.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table	Title of Document	Location
3(i)	Articles of Incorporation	Incorporatd by reference *
3(i)	Amended Articles of Incorporation	Incorporatd by reference *
3(i)	Amended Articles of Incorporation	Incorporatd by reference *
3(ii)	Bylaws	Incorporatd by reference *
4	Specimen Stock Certificate	Incorporatd by reference *
11	Computation of loss per share	Notes to financial statements
31	Rule 13a-14(a)/15d-14a(a) Certification -- CEO & CFO	This filing
32	Section 1350 Certification -- CEO & CFO	This filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC File No. 000-52790.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMI Construction Group, Inc.
(Registrant)

Dated:	November 10, 2008	By:	/s/ C. Eugene Gronning
C. Eugene Gronning
Chief Executive Officer
Chief Financial Officer
Director