Form 10-K
period 2008-12-31
PMI Construction Group
filed 2009-04-07
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[U]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:  000-52790

PMI Construction Group
(Exact name of registrant as specified in charter)

Nevada	95-4465933
State or other jurisdiction of incorporation or organization	I.R.S. Employer ID No.

2522 Alice Drive, West Jordan, Utah	84088
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (801) 718-7732

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [  ]                      No   [U]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes [  ]                      No   [U]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [U]No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                     Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [U]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant=s shares trade on the Pink Sheets with $0.06 bid and $0.09 ask.  The bid on March 20, 2009, was $0.06 giving the shares held by non-affiliates a market value of $226,718.  There is very little trading in the shares and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of March 20, 2009, the Registrant had 17,300,709 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  NONE

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as Aforward-looking statements.@

Corporate History

PMI Construction Group, a Nevada corporation, (the “Company”), has engaged in no business since the termination of its subsidiary operations. During February 2004, a change of control of the Company occurred and since that time the Company has been looking for a business opportunity.  The Company was originally incorporated on November 11, 1980 in the State of Utah under the name Bullhead Exploration, Inc.  On January 31, 1994, Bullhead Exploration, Inc. changed its domicile to Delaware and its name to Intrazone, Inc.  In February 1997, the Company changed its state of domicile to Nevada through the merger of the Company with a wholly-owned subsidiary created for the purpose of effectuating a change of domicile and subsequently changed its name to PMI Construction Group.

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

The Company engaged in limited business operations until it acquired P.G. Entertainment, Inc., a California corporation (“PGE”) through a stock exchange in January 1994.  As part of the acquisition of PGE, the Company consolidated its Common Stock on a one for three basis reducing the then issued and outstanding shares of Common Stock from 1,348,837 to 449,658, after adjustments for the reverse split.  The shareholders of PGE received a total of 1,798,448 post split shares of Common Stock and 105,000 shares of convertible preferred stock in the acquisition.  Approximately 60% of the shares of preferred stock were subsequently converted to shares of Common Stock in October 1995 and except for a nominal number the balance was converted to shares of Common stock in November of 1999.  PGE was engaged in the entertainment industry with interest in animation, interactive programming, and computer imaging and graphics technology.  PGE’s operation did not prove profitable and in 1998, the Company ceased the operations of PGE.

In March 1999, the Company acquired Promotora Mexicana de Infraestructura, S.A. de C.V., a Mexican corporation (“Promotora”) which was involved in the construction and development of commercial, residential and resort properties in Mexico.  Upon the acquisition of Promotora, the Company reverse split the outstanding shares on a 1 for 2 basis, and changed its name to PMI Construction Group. Its business focus continued to be the construction industry.  Promotora was originally formed in 1993 by Bernardo Quintana, who served as the Company’s president after the acquisition, to engage in the construction industry in Mexico.  In conjunction with the aforementioned acquisition, in April 1999, the Company acquired all of the outstanding common stock of Promotora Mexicana de Inmobiliaria (“Inmobiliaria”).  Inmobiliaria was also founded by Bernardo Quintana.  Inmobiliaria focused on real estate purchasing, selling, leasing and administrative services.  Inmobiliaria’s principal revenue was from leasing of real estate. A total of 2,749,525 shares of common stock were issued by the Company to acquire these subsidiaries.

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

The Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company.  In order to finance its search for an operating entity, the Company, in 2004, entered into unsecured Convertible Notes bearing interest at 8% per annum with three parties, one of which was the sole officer and director of the Company and another a stockholder, whereby it received $10,000. The stockholders of the Company also voted to enter into a quasi-reorganization whereby the paid-in capital account was eliminated against the retained deficit account and thus commencing the Company’s development stage activities. During 2006, these three parties exercised the conversion provision of the Convertible Notes and were issued 11,513,920 shares of Common Stock, which included interest. During April of 2007, the Company again entered into unsecured Convertible Notes bearing interest at 8% per annum, whereby it received $1,500.  In 2008, this note was converted into 1,608,160 shares of the Company’s Common Stock.  On January 8, 2009, the Company entered into a demand note with the president of the Company.  Under the terms of the Note, the Company borrowed an initial thirty four thousand dollars ($34,000) and has the ability to borrow up to fifty thousand dollars ($50,000) under the Note.  The note bears interest at the rate of ten percent (10%) per annum.

Effective September 1, 2006, a creditor of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured non-convertible note due on January 31, 2008 and bearing interest at 8% per annum. During August 2007, the Company’s sole officer and director entered into a $25,000 credit-line note with the Company, which on January 8, 2009 was increased to $50,000, bearing interest at the rate of 10% per annum which is due on demand. At December 31, 2008, a total of $29,000 in principal and $3,003 in interest were due. During January 2009, an additional $5,000 was provided to the Company.  Neither of these parties has made demand on the Company for repayment and has orally agreed not to make demand on the Company until such time as the Company has funds available to pay these obligations.

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

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's stockholders.  The risks faced by the Company are further increased as a result of its lack of resources and our inability to provide a prospective business opportunity with significant capital.

The Company’s operations are subject to a number of risks including:

We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objectives.

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

If our current director and officer chooses to remain with us after the Company raises money and enters into a business combination, then he will be negotiating the terms of the money raising and the business combination, as well as the terms upon which he will continue to serve as our director and officer. As such, our current director and officer may have a conflict of interest in negotiating the terms of any money raising and business combination and, at the same time, negotiating the terms upon which he will continue to serve as our director and officer.

Our current director and officer may resign in conjunction with bringing in new management of our company, or upon raising money, or upon consummation of a business combination.

We cannot make any assurances regarding the future roles of our current director and officer. We have no employment agreement with our existing management. Our current director and officer may resign in conjunction with bringing in new management of our company, or upon raising money, or upon consummation of a business combination.

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

Our director and officer allocates time to other businesses, thereby causing conflicts of interest in his determination as to how much time to devote to our affairs.

This could have a negative impact on our ability to consummate money raising or a business combination. Our director and officer is not required to, and does not, commit his full time to our affairs, thereby causing conflicts of interest in allocating his time between our operations and the operations of other businesses. We do not intend to have any full-time employees prior to the consummation of a business combination. Our director and officer is engaged in other business endeavors and is not obligated to contribute any specific number of hours per day or per week to our affairs. This situation limits our current director’s and officer’s ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

We may have insufficient resources to cover our operating expenses and the expenses of raising money and consummating a business combination.

We have limited cash to cover our operating expenses for the next 12 months and to cover the expenses incurred in connection with a business combination. It is possible that we could incur substantial costs in connection with a business combination. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing, either from our management or third parties. We may not be able to obtain additional financing on acceptable terms, if at all, and neither our management nor any third party is obligated to provide any financing. It is likely any future funds obtained would result in a substantial dilution to current stockholders.

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

Although our Common Stock may be available for trading on the Pink Sheets, at present market activity seldom exists and few broker/dealers are making a market in our common stock. Therefore, there is no assurance that a regular trading market will develop and if developed, that it will be sustained. A purchaser of stock may, therefore, be unable to resell our common stock should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our Common Stock as pledged collateral for loans.

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

ITEM 2. PROPERTIES

The Company owns no properties and utilizes space on a rent-free basis from Eugene Gronning, the Company’s officer and director.  This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given.  The Company has no agreements with respect to the maintenance or future acquisition of the office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the “Pink Sheets” under the symbol “PMIG” but has traded sporadically with no significant volume.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2008 and 2007. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended 2008		Year Ended 2007
	High	Low	High	Low
Quarter ended December 31	$0.06	$0.06	$0.10	$0.10
Quarter ended September 30	0.06	0.06	0.10	0.10
Quarter ended June 30,	0.10	0.10	0.10	0.10
Quarter ended March 31,	0.10	0.10	0.10	0.10

At March 17, 2009, the bid and asked price for the Company's Common Stock was $0.06 and $0.09 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 20, 2009, the Company had approximately 157 shareholders of record.  As of March 20, 2009, the Company had 17,300,709 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

In June 2006, the Company issued 2,000,000 shares and in July 2006, the Company issued an additional 4,903,320 shares to its officer and director, Eugene Gronning in payment of a promissory note and accrued interest originally entered into in September 2004 for $6,000.  Additionally in July 2006, the Company issued an additional 4,610,600 shares to two other parties as settlement of principal and accrued interest of promissory notes originally entered into in September 2004 for $4,000.  In 2008, the Company issued 1,608,160 shares of its common stock upon conversion of a promissory note.  The principal and interest on the note were converted at the rate of $0.001 per share.

ITEM 6.  SELECTED FINACNIAL DATA

Summary of Financial Information

We had no revenues in 2008 or 2007.  We had a net loss of $22,812 for the year ended December 31, 2008.  At December 31, 2008, we had cash and cash equivalents of $387 and a negative working capital of $47,162.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

	For the Years Ended December 31,
	2008	2007
STATEMENT OF OPERATIONS DATA
Revenues	$-	$-
General and Administrative Expenses	19,160	15,021
Net Loss	22,812	16,133
Basic Income (Loss) per Share	-	-
Diluted Income (Loss) per Share	-	-
Basic and Diluted Weighted Average Number of Shares Outstanding	16,996,701	15,692,549
Diluted Weighted Average Number of Shares Outstanding	17,301,342	17,250,577

	For the Years Ended December 31,
	2008	2007
BALANCE SHEET DATA
Total Current Assets	387	13,722
Total Assets	387	13,722
Total current Liabilities	47,549	39,680
Working Capital	(47,162)	(25,958)
Stockholders' Equity (Deficit)	(47,162)	(25,958)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the audited financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the years ended December 31, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Corporate History

PMI Construction Group, a Nevada corporation, (the “Company”) terminated its subsidiary operations and has engaged in no business since the termination of its subsidiary operations. During February 2004, a change of control of the Company occurred and since that time the Company has been looking for a business opportunity.  The Company was originally incorporated on November 11, 1980 in the State of Utah under the name Bullhead Exploration, Inc.  On January 31, 1994, Bullhead Exploration, Inc. changed its domicile to Delaware and its name to Intrazone, Inc.  In February 1997, the Company changed its state of domicile to Nevada through the merger of the Company with a wholly-owned subsidiary created for the purpose of effectuating a change of domicile and subsequently changed its name to PMI Construction Group.

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

The Company engaged in limited business operations until it acquired P.G. Entertainment, Inc., a California corporation (“PGE”) through a stock exchange in January 1994.  As part of the acquisition of PGE, the Company consolidated its Common Stock on a one for three basis reducing the then issued and outstanding shares of Common Stock from 1,348,837 to 449,658, after adjustments for the reverse split.  The shareholders of PGE received a total of 1,798,448 post split shares of Common Stock and 105,000 shares of convertible preferred stock in the acquisition.

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

In March 1999, the Company acquired Promotora Mexicana de Infraestructura, S.A. de C.V., a Mexican corporation (“Promotora”) which was involved in the construction and development of commercial, residential and resort properties in Mexico.  Upon the acquisition of Promotora, the Company reverse split the outstanding shares on a 1 for 2 basis, and changed its name to PMI Construction Group. Its business focus continued to be the construction industry.  Promotora was originally formed in 1993 by Bernardo Quintana, who served as the Company’s president after the acquisition, to engage in the construction industry in Mexico.  In conjunction with the aforementioned acquisition, in April 1999, the Company acquired all of the outstanding common stock of Promotora Mexicana de Inmobiliaria (“Inmobiliaria”).  Inmobiliaria was also founded by Bernardo Quintana.  Inmobiliaria focuses on real estate purchasing, selling, leasing and administrative services.  Inmobiliaria’s principal revenue was from leasing of real estate. A total of 2,749,525 shares of common stock was issued by the Company to acquire these subsidiaries.

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

The Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company.  In order to finance its search for an operating entity, the Company, in 2004, entered into unsecured Convertible Notes bearing interest at 8% per annum with three parties, one of which was the sole officer and director of the Company and another a stockholder, whereby it received $10,000. The stockholders of the Company also voted to enter into a quasi-reorganization whereby the paid-in capital account was eliminated against the retained deficit account and thus commencing the Company’s development stage activities. During 2006, these three parties exercised the conversion provision of the Convertible Notes and were issued 11,513,920 shares, which included interest. During April of 2007, the Company again entered into unsecured Convertible Notes bearing interest at 8% per annum, whereby it received $1,500.  In 2008, this note was converted into 1,608,160 shares of the Company’s common stock.  On January 8, 2009, the Company entered into a demand note with the president of the Company.  Under the terms of the Note, the Company borrowed an initial thirty four thousand dollars ($34,000) and has the ability to borrow up to fifty thousand dollars ($50,000) under the Note.  The note bears interest at the rate of ten percent (10%) per annum.

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

The financial statements contained in this annual report have been prepared assuming that the Company will continue as a going concern. The Company is not engaged in any revenue producing activities and has not established any source of revenue other than described herein. These factors raise substantial doubt that the Company will be able to continue as a going concern even though management believes that sufficient funding is available to meet its operating needs during the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of December 31, 2008, the Company has debts of $47,549 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

The Company does not intend to employ anyone in the future, unless its present business operations were to change. At the present time, management does not believe it is necessary for the Company to have an administrative office and utilizes the mailing address of the Company's president for business correspondence. The Company intends to reimburse management for any out of pocket costs other than those associated with maintaining the post office box.

Liquidity and Capital Resources

As of December 31, 2008, the Company had a negative $47,162 in working capital with assets of $387 and liabilities of $47,549.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition.  At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

It is unlikely that any revenue will be generated until the Company locates a business opportunity that it may acquire or merge.  Management of the Company will be investigating various business opportunities.  These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs.  There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Results of Operations

For the years ended December 31, 2008 and 2007, the Company had a net loss of $22,812 and $16,133, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the years ended December 31, 2008 and 2007. The Company does not anticipate any revenue until it locates a new business opportunity.

c) Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its independent registered public accounting firm with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO and an outside CPA firm, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.   In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Further, our management considered the lack of  operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the persons expected to be named as a director of the Company. The Company’s directors serve for a term of one year and thereafter until their successors have been duly elected by the shareholders and qualified.  The Company’s officers serve for a term of one year and thereafter until their successors have been duly elected by the Board of Directors and qualified.

Name	Age	Positions
Eugene Gronning	63	President, Secretary, Director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company believes all reports required to be filed have now been filed.  One Form 3 was filed late and one Form 4 was filed late.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2008, the end of the Company's last completed fiscal year):

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Eugene Gronning, CEO	2008	--	--	--	--	--	--	--
	2007	--	--	--	--	--	--	--
	2006	--	--	--	--	--	--	--

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2008, 2007, and 2006. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.  Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.  No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company=s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated.  Use of the term Anew management@ is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company=s decision to participate in one or more business opportunities.

The Company=s management may benefit directly or indirectly by payments of consulting fees, payment of finders fees to others from consulting fees, sales of insider=s stock positions in whole or part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, or other assets or anything of value whether tangible or intangible.  There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current stockholders or others prior to the location of a business opportunity.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 17, 2009, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At March 17, 2009, there were 17,300,709 shares of common stock outstanding.

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

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Shareholders
Common	Eugene Gronning 2522 Alice Drive West Jordan, Utah 84088	6,903,320	39.90%
Common	W. Reed Jensen 4348 Butternut Drive Salt Lake City, Utah 84121	2,505,300	14.48%
Common	Atomic Capital Corp.(1) 1588 Petal Point Kennesaw, Georgia 30152	2,305,300	13.32%
Common	Angela Torp (1) 1588 Petal Point Kennesaw, Georgia 30152	2,505,300	14.48%
Common	Denny W. Nestripke PO Box 581072 Salt Lake City, Utah 84158	1,608,160	9.30%
	Director(s)
Common	Eugene Gronning --------------See above---------------
Common	All Officers and Director as a Group (one person)	6,903,320	39.90%
_________________
(1)	Atomic Capital Corp is controlled by Angela Torp. Angela Torp owns 200,000 shares directly and 2,305,300 shares through her control and ownership of Atomic Capital Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
 INDEPENDENCE.

The Company's sole officer and director is Eugene Gronning.  During 2004, Mr. Gronning loaned $6,000 to the Company (and two other entities loaned an additional $4,000). The Company issued three unsecured convertible notes payable bearing interest at 8% per annum and during 2006, these notes were increased to include accrued interest for a total of $11,200, due on the earlier of December 31, 2006 or at the time of a merger, reorganization or acquisition occurring between the Company and another corporation or entity that has operations. These notes contain a provision whereby at the option of the note holder, the principal amount due and any accrued interest may be converted into common stock of the Company at $0.001 per share. On June 30, 2006, Mr. Gronning exercised this conversion provision for $2,000.00, and on July 31, 2006, for the balance of the principal and interest in the amount of $4,903.32, and consequently, 2,000,000 shares of common stock were issued to him during June 2006 and an additional 4,903,320 shares were issued to him in July 2006.

In July 2006, Atomic Capital Corp. and W. Reed Jensen converted promissory notes into 2,305,300 shares of the Company’s common stock.  Atomic Capital Corp. and W. Reed Jensen were owed $2,305.30 each.  With an effective date of August 31, 2006, the Company entered into a note payable with Denny Nestripke, CPA, for services he had performed for the Company and for funds he had advanced to the Company for the payment of creditors for a total of $10,316.89.  These advances and loans were memorialized in a promissory note dated April 16, 2007.  This note is due on the earlier of January 31, 2008 or at the time of a merger, reorganization or acquisition occurring between the Company and another corporation or entity that has operations. This note bears interest at 8% per annum but is not convertible into shares of common stock.

During April of 2007, the Company entered into $1,500 unsecured Convertible Notes with Denny W Nestripke, ROTH, IRA, bearing interest at 8% per annum. This note was convertible into shares of the Company’s common stock at the rate of $0.001 per share for each dollar owed and accrued interest. This note was due on the earlier of April 30, 2008 or at the time of a merger, reorganization or acquisition occurring between the Company and another corporation or entity that has operations.  In 2008, the note was converted into 1,608,160 shares of the Company’s common stock.

During August 2007, Mr. Gronning entered into an unsecured credit-line note with the Company for a total of $25,000 bearing interest at 10% per annum and due on demand. At the time the Company entered into this arrangement, it withdrew $5,000 and $20,000 was available for future needs of the Company.  On January 8, 2009, the Company entered into a demand note with Mr. Gronning.  Under the terms of the Note, the Company borrowed an initial thirty four thousand dollars ($34,000) and has the ability to borrow up to fifty thousand dollars ($50,000) under the Note.  The note bears interest at the rate of ten percent (10%) per annum.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $11,400 and $8,000 for each of the years ending December 31, 2008 and 2007.

2) Audit-Related Fees. $0 and $0.
3) Tax Fees. $0 and $0.
4) All Other Fees. $0.
5) Not applicable.
6) Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMNET SCHEDULES

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit Number	SEC Reference Number	Title of Document	Location
Item 3	Articles of Incorporation and Bylaws
3.01	3	Articles of Incorporation	Incorporated by reference *
3.02	3	Bylaws	Incorporated by reference *
Item 4	Instruments Defining the Rights of Security Holders
4.01	4	Specimen Stock Certificate	Incorporated by reference *
31.01	31	CEO Certification	This Filing
31.02	31	CFO Certification	This Filing
32.01	32	CEO Certification	This Filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no. 000-53009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMI Construction Group

Date:	April 6, 2009	By:	/s/ C Eugene Gronning
C. Eugene Gronning, President, Director, Principal Accounting Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Eugene Gronning
C. Eugene Gronning	Director	April 6, 2009

PMI Construction Group

Financial Statements

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
PMI Construction Group

We have audited the accompanying balance sheets of PMI Construction Group ( a Nevada development stage enterprise)  as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007, and for the period from date of development stage inception ( February 17, 2004 ) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMI Construction Group ( a development stage enterprise)  as of December 31, 2008 and 2007, and the results of its operations  and its cash flows for the  years ended December 31, 2008 and 2007, and for the period from date of development stage inception ( February 17, 2004 ) through December 31, 2008,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company    will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah 84107
April 3, 2009

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

PMI Construction Group
(a development stage enterprise)

Balance Sheets

	December 31,
	2008	2007
Assets:
Current Assets:
Cash in bank	$387	$13,722
Prepaid expense	-	-

Total Assets	$387	$13,722

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$3,300	$1,475
Notes and accrued interest payable to related parties	44,249	38,205
Total Current Liabilities	47,549	39,680

Stockholders' Deficit
Convertible preferred stock, $.001 par value, 5,000,000
shares authorized, 633 shares issued and outstanding	1	1
Common stock, $.001 par value, 95,000,000 shares authorized,
17,300,709 shares and 15,692,549 shares issued and
outstanding at December 31, 2008 and 2007, respectively	17,301	15,693
Retained Deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(59,400)	(36,588)
Total Stockholders' Deficit	(47,162)	(25,958)

Total Liabilities and Stockholders' Deficit	$387	$13,722

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(a development stage enterprise)

Statements of Operations

			For the period
			from the date
			of development
			stage inception
			(February 17,
	For the Year Ended		2004) Through
	December 31,		December 31,
	2008	2007	2008
Revenue:	$-	$-	$-

Expenses:
General and administrative	(19,160)	(15,021)	(52,701)
Interest	(3,652)	(1,112)	(6,699)
Total Expenses	(22,812)	(16,133)	(59,400)

Net Loss	$(22,812)	$(16,133)	$(59,400)

Net loss per common share	$(0.00)	$(0.00)

Net loss per fully diluted common share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	16,996,701	15,692,549

Weighted average number of fully
diluted common shares outstanding	17,301,342	17,250,577

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(a development stage enterprise)

Statements of Stockholders' Deficit

						Deficit
						accumulated
						during the
	Preferred Stock		Common Stock		Retained	development
	Shares	Amount	Shares	Amount	Deficit	stage
Balance, February 17, 2004	633	$1	4,178,629	$4,179	$(5,064)	$-
Net loss for the period ended
December 31, 2004	-	-	-	-	-	(2,031)

Balance, December 31, 2004	633	1	4,178,69	4,179	(5,06)	(2,031)
Net loss for the year ended
December 31, 2005	-	-	-	-	-	(2,321)

Balance, December 31, 2005	633	1	4,178,629	4,179	(5,064)	(4,352)
Shares issued upon conversion of
notes and accrued interest at
$0.001 per share	-	-	11,513,920	11,514	-	-
Net loss for the year ended
December 31, 2006	-	-	-	-		(16,103)

Balance, December 31, 2006	633	1	15,692,549	15,693	(5,064)	(20,455)
Net loss for the year ended
December 31, 2007	-	-	-	-	-	(16,133)

Balance, December 31, 2007	633	1	15,692,549	15,693	(5,064)	(36,588)
Shares issued upon conversion of
note and accrued interest at
$0.001 per share	-	-	1,608,160	1,608	-	-
Loss from operations for the
year ended December 31, 2008	-	-	-	-	-	(22,812)

Balance, December 31, 2008	633	$1	17,300,709	$17,301	$(5,064)	$(59,400)

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(a development stage enterprise)

Statements of Cash Flows

			For the period
			from the date
			of development
			stage inception
	For the Year Ended		(February 17,
	December 31,		2004) Through
	2008	2007	December 31, 2008
Operating Activities:
Net loss from operations	$(22,812)	$(16,133)	$(59,400)
Adjustment to reconcile net loss to net cash position:
Conversion of interest payable to common stock	108	-	312
Prepaid expense	-	768	-
Accounts payable	1,825	1,475	2,417
Interest payable to related parties	3,544	1,112	5,041
Net Cash Used for Operating Activities	(17,335)	(12,778)	(51,630)

Financing Activities:
Conversion of interest payable to note payable	-	-	1,200
Notes payable to related parties	4,000	26,500	50,817
Net Cash Provided from Financing Activities	4,000	26,500	50,817

Increase (Decrease) in Cash	(13,335)	13,722	(813)
Net cash position at start of period	13,722	-	-

Net Cash Position at End of Period	$387	$13,722	$(813)

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(a development stage enterprise)

Notes to Financial Statements
December 31, 2008

Note 1: Organization and Summary of Significant Accounting Policies

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

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the years presented. The potential number of shares is a result of the conversion of preferred stock into common stock and the exercise of an option given to a holder of a promissory note to convert the principal balance and accrued interest into shares of the Company’s common stock. This conversion option was exercised in March 2008, resulting in the issuance of 1,608,160 shares of common stock. At December 31, 2008, 633 shares of preferred stock are outstanding that may be converted into 633 shares of common stock.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. The Company has a net operating loss carry forward at December 31, 2008, of approximately $59,000 that expires if unused from 2024 through 2028. The Company’s utilization of any net operating loss is unlikely as a result of its intended development stage activities.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2007 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2007 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2007 and 2008.

PMI Construction Group
(a development stage enterprise)

Notes to Financial Statements (continued)
December 31, 2008

Note 1: Organization and Summary of Significant Accounting Policies (continued)

Recently enacted accounting pronouncements – On January 12, 2009 a Financial Accounting Standards Board Staff Position amended the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other than temporary impairment has occurred. This Staff Position does not have an impact on the Company at the present time.

Note 2: Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue since entering the development stage and is currently dependent on its sole officer/director to provide its operating capital. Furthermore, the Company’s sole officer/director serves in his capacities without compensation. The Company assumes that these arrangements will continue, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Quasi-Reorganization

During 2000, the Company sold substantially all of its assets and remained dormant through 2004. Commencing in 2004, the Company began to seek a new business venture and in accordance with SFAS No. 7, became a development stage enterprise. Since that time the Company has accumulated the results of operations in a separate equity account. The Company’s stockholders approved a quasi-reorganization effective as of January 1, 2004, that provided for a readjustment of its capital accounts and resulted in its retained deficit from prior operations being offset against its paid-in capital account in the amount of $1,928,775. Thus, the paid-in capital account was eliminated and the remaining deficit of $5,064 continues to be reflected as a retained deficit. No other accounts were affected by this adjustment and the Company’s accounting is substantially similar to that of a new enterprise.

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

PMI Construction Group
(a development stage enterprise)

Notes to Financial Statements (continued)
December 31, 2008

Note 4: Capital Stock (continued)

Preferred Stock and Common Stock – The Company’s Board of Directors is expressly granted the authority to issue without stockholder action, the authorized shares of the Company’s preferred and common stock. The Board of Directors may issue shares and determine the powers, preferences, limitations, and relative rights of any class of shares before the issuance thereof.

Note 5: Related Party Transactions

During March 2008, an unsecured convertible note for $1,500 and accrued interest of $108 was converted by the holder thereof into 1,608,160 shares of common stock at an exercise price of $0.001 per share. This same individual is also the holder of a $10,317 note bearing interest at 8% per annum. This note and accrued interest in the amount of $1,929 is currently due; however, the holder has verbally agreed not to pursue the collection thereof at the present time.

Commencing in August 2007, the Company’s sole officer and director has from time to time entered into unsecured demand notes bearing interest at 10% per annum which, at December 31, 2008 totaled $29,000 in principal and $3,003 in interest. During January 2009, an additional $5,000 was provided to the Company under the same terms and conditions.