Form 10-Q
period 2009-03-31
PMI Construction Group
filed 2009-05-19
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-52790

PMI Construction Group
(Exact name of registrant as specified in its charter)

Nevada	95-4465933
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.)

2522 Alice Drive, West Jordan, Utah	84088
(Address of principal executive offices)	(Zip Code)

(801) 718-7732
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.    Yes [  ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

17,300,709 shares of $0.001 par value common stock on May 15, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
PMI Construction Group
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2009

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

PMI Construction Group
(A Development Stage Enterprise)
Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets:
Current Assets:
Cash in bank	$5,334	$387

Total Assets	$5,334	$387

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$675	$3,300
Notes and accrued interest payable to related parties	58,357	44,249
Total Current Liabilities	59,032	47,549

Stockholders' Deficit
Convertible preferred stock, $.001 par value, 5,000,000
shares authorized, 633 shares issued and outstanding	1	1
Common stock, $.001 par value, 95,000,000 shares
authorized, 17,300,709 shares issued and outstanding	17,301	17,301
Retained Deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(65,936)	(59,400)
Total Stockholders' Deficit	(53,698)	(47,162)

Total Liabilities and Stockholders' Deficit	$5,334	$387

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)
Statements of Operations

			For the period
			from the date
			of development
			stage inception
	For the Three Months Ended		(February 17,
	March 31,		2004) Through
	2009	2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-

Expense:
General and administrative
expenses	5,428	7,850	58,129
Interest expense	1,108	1,037	7,807
Total Expenses	6,536	8,887	65,936

Net Loss	$(6,536)	$(8,887)	$(65,936)

Net loss per common share	$(0.00)	$(0.00)

Net loss per fully diluted
common share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	17,300,709	16,228,813

Weighted average number of
fully diluted common shares
outstanding	17,301,342	17,301,553

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
			from the date
			of development
			stage inception
	For the Three Months Ended		(February 17,
	March 31,		2004) Through
	2009	2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

Operating Activities:
Net loss from operations	$(6,536)	$(8,887)	$(65,936)
Adjustments to reconcile net
loss to net cash position:
Conversion of interest
payable to common stock	-	23	312
Prepaid expense	-	-	-
Accounts payable	(2,625)	74	(208)
Interest payable to
related parties	1,108	1,014	6,149
Net Cash Used for Operating
Activities	(8,053)	(7,776)	(59,683)

Financing Activities:
Conversion of interest payable to
note payable	-	-	1,200
Notes payable - related parties	13,000	-	63,817
Net Cash Provided from
Financing Activities	13,000	-	65,017

Increase (decrease) in cash	4,947	(7,776)	5,334
Cash at beginning of
period	387	13,722	-
Cash at end of period	$5,334	$5,946	$5,334

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
March 31, 2009

Note 1: Basis of Presentation

The accompanying unaudited financial statements of PMI Construction Group (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Form 10-K report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common stock and for the three months ended March 31, 2008, the exercise of an option given to a holder of a promissory note to convert the principal balance and accrued interest into shares of the Company’s common stock. The conversion option was exercised in March 2008, resulting in the issuance of 1,608,160 shares of common stock. At March 31, 2009, 633 shares of preferred stock are outstanding that may be converted into 633 shares of common stock. None of the present notes payable to related parties contain a conversion feature.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At March 31, 2009, the Company has a net operating loss carry forward of approximately $66,000 that expires if unused through 2029. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.  A deferred tax asset in the amount of $9,900 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $980 and $1,300 for the three months ended March 31, 2009 and 2008, respectively.

Note 3: Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue since entering the development stage and is currently dependent on its sole officer/director (“Executive”) to provide a source of future operating capital. The Company is also dependent on the Executive serving in his capacities without compensation. During the three months ended March 31, 2009, the Executive provided $13,000 to the Company. The Company assumes that the Executive will continue to provide operating capital to the Company or find other individuals or entities to provide such capital. No assurance can be given that future sources of the capital will be available. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 5: Related Party Transactions

Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. At March 31, 2009, the stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $2,132.

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

Since August 2007, the Executive has provided cash to the Company pursuant to unsecured demand notes bearing interest at 10% per annum for a total of $42,000 at March 31, 2009. Interest has accrued on these notes and at March 31, 2009, accrued interest of $3,907 is payable.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2009, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company also entered into a $25,000 unsecured line of credit demand note bearing interest at 10% per annum with its officer/director, which amount was drawn down in August and December of 2007. At March 31, 2009, this note and accured interest remains outstanding.  At March 31, 2009, the Company owed the officer/director $45,907 with the officer and director providing another $13,000 in funds during the March 31, 2009 quarter.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  As previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2009, the Company has debts of $59,032 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had a negative $53,698 in working capital with $5,334 in assets and liabilities of $59,032.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2009, the Company had a net loss of $6,536, compared to a loss for the three months ended March 31, 2008, of $8,887. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2009. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

Our controls and procedures are limited by the fact our President and CFO are the same person and we do not have any other members of management.  As such, there is an inability to have accounting functions performed by more than one person.  We do have an outside CPA who prepares our financial statements are reviews all accounting matters before they are provided to our auditors.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2009; however, we did issue 1,608,160 shares of Common Stock to retire a convertible note and accrued interest payable at a conversion rate of $0.001 per share during 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have a $42,000 demand note payable to our officer and director. Demand for payment of this note has not been made and we have received a verbal assurance from our officer and director that such demand will not be forthcoming in the near future.  We also have a note payable in the amount of $10,317 that was due on January 31, 2008. Likewise, we have received a verbal assurance from the holder thereof that demand for payment will not be forthcoming. As of March 31, 2009, we owed our officer and director $45,907 including principal and interest.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #	Title of Document	Location
3(i)	Articles of Incorporation	Incorporated by reference *
3(i)	Amended Articles of Incorporation	Incorporated by reference *
3(i)	Amended Articles of Incorporation	Incorporated by reference *

3(ii)	Bylaws	Incorporated by reference *

4	Specimen Stock Certificate	Incorporated by reference *

11	Computation of loss per share	Notes to financial statements

31	Rule 13a-14(a)/15d-14a(a) Certification — CEO & CFO	This filing

32	Section 1350 Certification — CEO & CFO	This filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC File No. 000-52790.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMI Construction Group
(Registrant)

Dated: May 19, 2009                                                                                                By: /s/ C. Eugene Gronning
     C. Eugene Gronning
     Chief Executive Officer
     Chief Financial Officer
     Director

                                                                                                     14