Form 10-Q
period 2009-06-30
PMI Construction Group
filed 2009-08-14
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
17,300,709 shares of $0.001 par value common stock on August 11, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
PMI Construction Group
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2009

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

PMI Construction Group
(A Development Stage Enterprise)
Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets:
Current Assets:
Cash in bank	$ 754	$ 387

Total Assets	$ 754	$ 387

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$ 2,525	$ 3,300
Notes payable to related parties	52,317	39,317
Interest payable to related parties	7,293	4,932
Total Current Liabilities	62,135	47,549

Stockholders' Deficit
Convertible preferred stock, $.001 par value, 5,000,000
shares authorized, 633 shares issued and outstanding	1	1
Common stock, $.001 par value, 95,000,000 shares
authorized, 17,300,709 shares issued and outstanding	17,301	17,301
Retained Deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(73,619)	(59,400)
Total Stockholders' Deficit	(61,381)	(47,162)

Total Liabilities and Stockholders' Deficit	$ 754	$ 387

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)
Statements of Operations

					For the period
					from the date
					of development
					stage inception
	For the Three Months Ended		For the Six Months Ended		(February 17,
	June 30,		June 30,		2004) Through
	2009	2008	2009	2008	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$ -	$ -	$ -	$ -	$ -

Expense:
General and administrative
expenses	(6,430)	(5,397)	(11,858)	(13,247)	(64,559)
Interest expense	(1,253)	(829)	(2,361)	(1,866)	(9,060)
Total Expenses	(7,683)	(6,226)	(14,219)	(15,113)	(73,619)

Net Loss	$ (7,683)	$ (6,226)	$ (14,219)	$ (15,113)	$ (73,619)

Net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Net loss per fully diluted
common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	17,300,309	17,301,342	17,300,309	16,765,078

Weighted average number of
fully diluted common shares
outstanding	17,301,342	17,301,975	17,301,342	17,301,764

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
			from the date
			of development
			stage inception
	For the Six Months Ended		(February 17,
	June 30,		2004) Through
	2009	2008	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)

Operating Activities:
Net loss from operations	$ (14,219)	$ (15,113)	$ (73,619)
Adjustments to reconcile net
loss to net cash position:
Conversion of interest
payable to common stock	-	108	312
Accounts payable	(775)	(650)	1,642
Interest payable to
related parties	2,361	1,758	7,402
Net Cash Used for Operating
Activities	(12,633)	(13,897)	(64,263)

Financing Activities:
Conversion of interest payable to
note payable	-	-	1,200
Notes payable	13,000	-	63,817
Net Cash Provided from
Financing Activities	13,000	-	65,017

Increase (decrease) in cash	367	(13,897)	754
Net cash position at start of
period	387	13,722	-
Net cash position at end of period	$ 754	$ (175)	$ 754

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
June 30, 2009

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common stock and for the six months ended June 30, 2008, the exercise of an option given to a holder of a promissory note to convert the principal balance and accrued interest into shares of the Company’s common stock. The conversion option was exercised in March 2008, resulting in the issuance of 1,608,160 shares of common stock. At June 30, 2009, 633 shares of preferred stock are outstanding that may be converted into 633 shares of common stock. None of the present notes payable to related parties contain a conversion feature.

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
June 30, 2009

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At June 30, 2009, the Company has a net operating loss carry forward of approximately $73,600 that expires if unused through 2029. A deferred tax asset in the amount of $11,040 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $2,130 and $2,267 for the six months ended June 30, 2009 and 2008, respectively. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2009 and December 31, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2009 or December 31, 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

Note 3: Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue since entering the development stage and is currently dependent on its sole officer/director (“Executive”) to provide a source of future operating capital. The Company is also dependent on the Executive serving in his capacities without compensation. During the six months ended June 30, 2009, the Executive provided $13,000 to the Company. The Company assumes that the Executive will continue to provide operating capital to the Company or find other individuals or entities to provide such capital. No assurance can be given that future sources of the capital will be available. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 5: Related Party Transactions

Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. At June 30, 2009, the stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $2,338.  The total amount due is $12, 655 to the shareholder.

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

Since August 2007, the Executive has provided cash to the Company pursuant to unsecured demand notes bearing interest at 10% per annum for a total of $42,000 at June 30, 2009. Interest has accrued on these notes and at June 30, 2009, accrued interest of $4,955 is payable.

Note 6: Subsequent Events

During July, 2009, the Executive provided $5,000 cash to the Company under terms similar to those described in Note 5: Related Party Transactions. The Company used this cash to pay accounts payable. The Company has evaluated subsequent events from the balance sheet date through August 11, 2009 and determined there are no material transactions to disclose.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2009, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

In March 1999, the Company acquired Promotora Mexicana de Infraestructura, S.A. de C.V., a Mexican corporation (“Promotora”) which was in the construction and development of commercial, residential and resort properties in Mexico.  Upon the acquisition of Promotora, the Company reverse split the outstanding shares of Common Stock on a 1 for 2 basis, and changed its name to PMI Construction Group. Its business focus continues to be the construction industry.  Promotora was originally formed in 1993 by Bernardo Quintana, who served as the Company’s president after the acquisition, to engage in the construction industry in Mexico.  In conjunction with the aforementioned acquisition, in April 1999, the Company acquired all of the outstanding common stock of Promotora Mexicana de Inmobiliaria (“Inmobiliaria”).  Inmobiliaria was also founded by Bernardo Quintana.  Inmobiliaria focuses on real estate purchasing, selling, leasing and administrative services.  Inmobiliaria’s principal revenue was from leasing of real estate. A total of 2,749,525 shares of Common Stock were issued by the Company to acquire these subsidiaries.

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

The Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company.  In order to finance its search for an operating entity, the Company, in 2004, entered into unsecured Convertible Notes bearing interest at 8% per annum with three parties, one of which was the sole officer and director of the Company and another stockholder, whereby it received $10,000. The Stockholders of the Company also voted to enter into a quasi-reorganization whereby the paid-in capital account was eliminated against the retained deficit account and thus commencing the Company’s development stage activities. During 2006, these three parties exercised the conversion provision of the Convertible Notes and were issued 11,513,920 shares of Common Stock, which included interest. During April of 2007, the Company again entered into unsecured Convertible Notes bearing interest at 8% per annum, whereby it received $1,500.  In March 2008, the conversion provision of this Convertible Note and accrued interest was exercised and 1,608,160 shares of Common Stock were issued.

The Company also entered into a $25,000 unsecured line of credit demand note bearing interest at 10% per annum with its officer/director, which amount was drawn down in August and December of 2007. At June 30, 2009, this note and accured interest remains outstanding.  At June 30, 2009, the Company owed the officer/director $46,955 with the officer and director providing another $5,000 in funds during July 2009.  The Company also owes $12,655 to a stockholder.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  As previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2009, the Company has debts of $62,135 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had a negative $61,381 in working capital with $754 in assets and liabilities of $62,135.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and six months ended June 30, 2009, the Company had a net loss of $7,683 and $14,219, respectively, compared to a loss for the three and six months ended June 30, 2008, of $6,226 and $15,113, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the six months ended June 30, 2009. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended June 30, 2009; however, we did issue 1,608,160 shares of Common Stock to retire a convertible note and accrued interest payable at a conversion rate of $0.001 per share during 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have a $25,000 demand note payable to our officer and director. Demand for payment of this note has not been made and we have received a verbal assurance from our officer and director that such demand will not be forthcoming in the near future.  As of June 30, 2009, we owed our officer and director $46,955 in total debt and borrowed an additional $5,000 during July 2009.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

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

PMI Construction Group
(Registrant)

Dated: August 12, 2009                                                                                                By: /s/ C. Eugene Gronning
     C. Eugene Gronning
     Chief Executive Officer
     Chief Financial Officer
     Director