Form 10-Q
period 2002-11-16
PMI Construction Group
filed 2009-11-16
CIK 1408300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

                        Yes [X]   No [   ]

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

17,300,709 shares of $0.001 par value common stock on October 23, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

PMI Construction Group

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2009

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

PMI Construction Group
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2009	December 31, 2008

	(unaudited)
Assets:
Current Assets:
Cash in bank	$979	$387

Total Assets	$979	$387

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$-	$3,300
Notes payable to related parties	57,317	39,317
Interest payable to related parties	8,658	4,932
Total Current Liabilities	65,975	47,549

Stockholders' Deficit
Convertible preferred stock, $.001 par value, 5,000,000
shares authorized, 633 shares issued and outstanding	1	1
Common stock, $.001 par value, 95,000,000 shares
authorized, 17,300,709 shares issued and outstanding	17,301	17,301
Retained Deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(77,234)	(59,400)
Total Stockholders' Deficit	(64,996)	(47,162)

Total Liabilities and Stockholders' Deficit	$979	$387

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)
Statements of Operations
					For the period from the date of development stage inception (February 17, 2004) Through September 30, 2009

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-	$-

Expense:
General and administrative
expenses	2,250	2,613	14,108	15,860	66,809
Total Operating Expenses	(2,250)	(2,613)	(14,108)	(15,860)	(66,809)

Other Income (Expense):
Interest expense	(2,473)	(847)	(3,726)	(2,713)	(10,425)

Net Loss	$(4,723)	$(3,460)	$(17,834)	$(18,573)	$(77,234)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	17,300,709	17,300,709	17,300,709	16,894,251

The accompanying notes are an integral part of these financial statements.

PMI Construction Group
(A Development Stage Enterprise)
Statements of Cash Flows
			For the period from the date of development stage inception (February 17, 2004) Through September 30, 2009

	For the Nine Months Ended September 30,

	2009	2008
	(unaudited)	(unaudited)	(unaudited)
Operating Activities:
Net loss from operations	$(17,834)	$(18,573)	$(77,234)
Adjustments to reconcile net
loss to net cash position:
Conversion of interest
payable to common stock	-	108	312
Accounts payable	(3,300)	(1,475)	(883)
Interest payable to
related parties	3,726	2,605	8,767
Net Cash Used for Operating
Activities	(17,408)	(17,335)	(69,038)

Financing Activities:
Conversion of interest payable to
note payable	-	-	1,200
Notes payable to related party	18,000	4,000	68,817
Net Cash Provided from
Financing Activities	18,000	4,000	70,017

Increase (decrease) in cash	592	(13,335)	979
Net cash position at start of
period	387	13,722	-
Net cash position at end of period	$979	$387	$979

The accompanying notes are an integral part of these financial statements.

PMI Construction Group

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

September 30, 2009

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Note 2: Summary of Significant Accounting Policies

Organization – The Company was incorporated under the laws of the State of Utah on November 11, 1980 as Bullhead Exploration, Inc. On February 19, 1997 the Company changed its name and its corporate domicile was changed to the state of Nevada. The Company was a party to a Settlement and Release Agreement filed in the United States District Court for the District of Utah, Central Division, having an agreed effective date of February 17, 2004, which resulted in a change of control of the Company in August 2004. Since that time the Company has obtained loans and issued its common stock for cash, to finance its endeavors in seeking a new business venture. The Company has not generated any revenue since 2004 and is considered a development stage enterprise as defined in FASC 915-10-05 “Development Stage Entity”.

Quasi Reorganization – The Company sold substantially all of its assets during 2000 and remained dormant until 2004 when it commenced to seek a new business venture. In accordance with FASC 915-10-05, the Company became a development stage enterprise at that time and the stockholders of the Company approved a quasi reorganization effective as of January 1, 2004. The quasi reorganization provided for a readjustment of the Company’s capital accounts and resulted in its retained deficit from prior operations being offset against its paid-in capital account in the amount of $1,928,775 and the remaining deficit of $5,064 continues to be reflected as a retained deficit. The Company also created a new equity account entitled “Deficit Accumulated During the Development Stage” and the results of operations have since been recorded in that account. No other accounts were affected by this readjustment and the Company’s accounting is substantially similar to that of a new enterprise.

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

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common stock and for the nine months ended September 30, 2008, the exercise of an option given to a holder of a promissory note to convert the principal balance and accrued interest into shares of the Company’s common stock. The conversion option was exercised in March 2008, resulting in the issuance of 1,608,160 shares of common stock. At September 30, 2009, 633 shares of preferred stock are outstanding that may be converted into 633 shares of common stock. None of the present notes payable to related parties contain a conversion feature. The conversion of preferred stock and the conversion of a note payable as described herein were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Income Taxes– The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At September 30, 2009, the Company has a net operating loss carry forward of approximately $77,200 that expires if unused through 2029. A deferred tax asset in the amount of $11,580 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $2,670 and $2,786 for the nine months ended September 30, 2009 and 2008, respectively. The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2009 and December 31, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2009 or December 31, 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

Recently Enacted Accounting Standards - In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 3: Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue since entering the development stage and is currently dependent on its sole officer/director (“Executive”) to provide a source of future operating capital. The Company is also dependent on the Executive serving in his capacities without compensation. During the nine months ended September 30, 2009, the Executive provided $18,000 to the Company and at September 30, 2009 a total of $47,000 is due to the Executive. At September 30, 2009, accrued interest of $6,112 is due the Executive for the amounts advanced to the Company. The Company assumes that the Executive will continue to provide operating capital to the Company or find other individuals or entities to provide such capital. No assurance can be given that future sources of the capital will be available. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 5: Related Party Transactions

Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. At September 30, 2009, the stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $2,546, until such time as the Company has sufficient capital to repay this amount. Total due is $12,863.

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

Since August 2007, the Executive has provided cash to the Company pursuant to unsecured demand notes bearing interest at 10% per annum for a total of $47,000 at September 30, 2009. Interest has accrued on these notes and at September 30, 2009, accrued interest of $6,112 is payable.

Note 6: Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 2, 2009, and has determined there are no material transactions that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward‑Looking Statements

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2009, to the items disclosed as significant accounting policies in management’s Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Corporate History

PMI Construction Group, a Nevada corporation, (the “Company”) terminated its subsidiary operations and has engaged in no business since the termination of such operations. During February 2004, a change of control of the Company occurred and since that time the Company has been looking for a business opportunity.  The Company was originally incorporated on November 11, 1980 in the State of Utah under the name Bullhead Exploration, Inc.  On January 31, 1994, Bullhead Exploration, Inc. changed its domicile to Delaware and its name to Intrazone, Inc.  In February 1997, the Company changed its state of domicile to Nevada through the merger of the Company with a wholly-owned subsidiary created for the purpose of effectuating a change of domicile and subsequently changed its name to PMI Construction Group.

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

The Company also entered into a $25,000 unsecured line of credit demand note bearing interest at 10% per annum with its officer/director, which amount was drawn down in August and December of 2007. At September 30, 2009, this note and accrued interest remains outstanding.  At September 30, 2009, the Company owed the officer/director $53,112.  The Company also owes $12,863 to a stockholder.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  As previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2009, the Company has debts of $65,975 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had a negative $64,996 in working capital with $979 in assets and liabilities of $65,975.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2009, the Company had a net loss of $4,723 and $17,834, respectively, compared to a loss for the three and nine months ended September 30, 2008, of $3,460 and $18,573, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the nine months ended September 30, 2009. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

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

PART II ‑ OTHER INFORMATION

ITEM 1.  Legal Proceedings

                None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended September 30, 2009; however, we did issue 1,608,160 shares of Common Stock to retire a convertible note and accrued interest payable at a conversion rate of $0.001 per share during 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have a $25,000 demand note payable to our officer and director. Demand for payment of this note has not been made and we have received a verbal assurance from our officer and director that such demand will not be forthcoming in the near future.  As of September 30, 2009, we owed our officer and director $53,112 in total debt.  Additionally, we owed a shareholder $12,863 under a note that was originally due January 31, 2008.  The shareholder, as of September 30, 2009, has verbally agreed not to pursue collection of the note and accrued interest.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

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

Dated: November 2, 2009

By: /s/ C. Eugene Gronning
C. Eugene Gronning
Chief Executive Officer
Chief Financial Officer
Director