Form 10-K
period 2009-12-31
PMI Construction Group
filed 2010-04-12
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
        (Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2009

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:

PMI Construction Group
(Exact name of registrant as specified in charter)

Nevada State or other jurisdiction of incorporation or organization	95-4465933 (I.R.S. Employer I.D. No.)
2522 Alice Drive, West Jordan, Utah (Address of principal executive offices)	84088 (Zip Code)

Issuer's telephone number, including area code: (801) 718-7732

Securities registered pursuant to section 12(b) of the Act:

                    Title of each class                 Name of each exchange on which registered
None                                                         N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [  ]                      No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes [  ]                      No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant is not part of the Interactive Data reporting system at this time.                           Yes [  ]                    No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

           Large Accelerated filer ☐                                                                                                  Accelerated filer ☐
           Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                              Yes [X]         No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant=s shares trade on the Pink Sheets with $0.06 bid and $0.09 ask.  The bid on April 1, 2010, was $0.06 giving the shares held by non-affiliates a market value of $226,718.  There is very little trading in the shares and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of April 1, 2010, the Registrant had 17,300,709 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  NONE

PART I

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

The operations of Promotora and Inmobiliaria proved to be unprofitable when the economies in Mexico and the United States went into a recession in early 2000.  The Company was forced to sell the subsidiaries back to Bernardo Quintana as part of a plan to close the operations without affecting the status of the Company.  The Company remained dormant for several years thereafter and since 2004 has been looking for new business opportunities.  During this intervening time,  a lawsuit was filed by one of the Company’s shareholders as a result of the sale of the subsidiaries back to Mr. Quintana. As part of the settlement of the lawsuit, Mr. Quintana transferred the ownership interest that he retained in the Company to the shareholder.

The Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company.  In order to finance its search for an operating entity, the Company, in 2004, entered into unsecured Convertible Notes bearing interest at 8% per annum with three parties, one of which was the sole officer and director of the Company and another a shareholder, whereby it received $10,000. The Shareholders of the Company also voted to enter into a quasi-reorganization whereby the paid-in capital account was eliminated against the retained deficit account and thus commencing the Company’s development stage activities. During 2006, these three parties exercised the conversion provision of the Convertible Notes and were issued 11,513,920 shares of Common Stock, which included interest. During April of 2007, the Company again entered into unsecured Convertible Notes bearing interest at 8% per annum, whereby it received $1,500.  In 2008, this note was converted into 1,608,160 shares of the Company’s Common Stock.  On January 8, 2009, the Company entered into a demand note with the president of the Company.  Under the terms of the Note, the Company borrowed an initial thirty four thousand dollars ($34,000) and has the ability to borrow up to fifty thousand dollars ($50,000) under the Note.  The note bears interest at the rate of ten percent (10%) per annum.  The Company has borrowed the entire $50,000 under the Note and has had to borrow an additional $5,000 from Mr. Gronning.

Effective September 1, 2006, a creditor of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured non-convertible note due on January 31, 2008 and bearing interest at 8% per annum. During August 2007, the Company’s sole officer and director, at the time, entered into a $25,000 credit-line note with the Company, which on January 8, 2009 was increased to $50,000, bearing interest at the rate of 10% per annum which is due on demand. At December 31, 2009, a total of $75,413 in principal and interest were due to related parties. Related parties have not made demand on the Company for repayment and have orally agreed not to make demand on the Company until such time as the Company has funds available to pay these obligations.

The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry.  The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and  may find it  difficult to locate  good opportunities.  There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders.  The risks faced by the Company are further increased as a result of its lack of resources and our inability to provide a prospective business opportunity with significant capital.

ITEM 1A.  RISK FACTORS

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

If our current director and officer choose to remain with us after the Company raises money and enters into a business combination, then he will be negotiating the terms of the money raising and the business combination, as well as the terms upon which he will continue to serve as our director and officer. As such, our current director and officer may have a conflict of interest in negotiating the terms of any money raising and business combination and, at the same time, negotiating the terms upon which he will continue to serve as our director and officer.

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

We have limited cash to cover our operating expenses for the next 12 months and to cover the expenses incurred in connection with a business combination. It is possible that we could incur substantial costs in connection with a business combination. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing, either from our management or third parties. We may not be able to obtain additional financing on acceptable terms, if at all, and neither our management nor any third party is obligated to provide any financing. It is likely any future funds obtained would result in a substantial dilution to current shareholders.

The nature of our proposed operations is speculative and the success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the companies with which we may merge or which we acquire.

While management intends to seek a merger or acquisition of privately held entities with established operating histories, there can be no assurance that we will be successful in locating an acquisition candidate meeting such criteria. In the event we complete a merger or acquisition transaction, of which there can be no assurance, our success if any will be dependent upon the operations, financial condition and management of the acquired company, and upon numerous other factors beyond our control.  Shareholders will be dependent on the judgment of management in making acquisition or merger decisions.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the “Pink Sheets” under the symbol “PMIG” but has traded sporadically with no significant volume.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2009 and 2008. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended 2009		Year Ended 2008
	High	Low	High	Low

Quarter ended December 31	$0.06	$0.06	$0.06	$0.06
Quarter ended September 30	0.06	0.06	0.06	0.06
Quarter ended June 30	0.10	0.10	0.10	0.10
Quarter ended March 31	0.10	0.10	0.10	0.10

At April 1, 2010, the bid and asked price for the Company's Common Stock was $0.06 and $0.09 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At April 1, 2010, the Company had approximately 157 shareholders of record.  As of April 1, 2010, the Company had 17,300,709 shares of its Common Stock issued and outstanding.

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

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Financial Information

We had no revenues in 2009 or 2008.  We had a net loss of $22,157 for the year ended December 31, 2009.  At December 31, 2009, we had cash and cash equivalents of $6,094 and a negative working capital of $69,319.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Revenues	$-	$-
General and Administrative Expenses	16,933	19,160
Net Loss	22,157	22,812
Basic Income (Loss) per Share	0	0
Diluted Income (Loss) per Share	0	0
Basic and Diluted Weighted Average Number of Shares Outstanding	17,300,709	16,996,701
Diluted Weighted Average Number of Shares Outstanding	17,301,342	17,301,342
BALANCE SHEET DATA:
	December 31, 2009	December 31, 2008
Total Current Assets	$6,094	$387
Total Assets	6,094	387
Total Current Liabilities	75,413	47,549
Working Capital	(69,319)	(47,162)
Shareholders’ Equity (Deficit)	(69,319)	(47,162)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the audited financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the years ended December 31, 2009 and 2008, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

The operations of Promotora and Inmobiliaria proved to be unprofitable when the economies in Mexico and the United States went into a recession in early 2000.  The Company was forced to sell the subsidiaries back to Bernardo Quintana as part of a plan to close the operations without affecting the status of the Company.  The Company remained dormant for several years thereafter and since 2004 has been looking for new business opportunities.  During this intervening time,  a lawsuit was filed by one of the Company’s shareholders as a result of the sale of the subsidiaries back to Mr. Quintana. As part of the settlement of the lawsuit, Mr. Quintana transferred the ownership interest that he retained in the Company to the shareholder.

The Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company.  In order to finance its search for an operating entity, the Company, in 2004, entered into unsecured Convertible Notes bearing interest at 8% per annum with three parties, one of which was the sole officer and director of the Company and another a shareholder, whereby it received $10,000. The Shareholders of the Company also voted to enter into a quasi-reorganization whereby the paid-in capital account was eliminated against the retained deficit account and thus commencing the Company’s development stage activities. During 2006, these three parties exercised the conversion provision of the Convertible Notes and were issued 11,513,920 shares, which included interest. During April of 2007, the Company again entered into unsecured Convertible Notes bearing interest at 8% per annum, whereby it received $1,500.  In 2008, this note was converted into 1,608,160 shares of the Company’s common stock.  On January 8, 2009, the Company entered into a demand note with the president of the Company.  Under the terms of the Note, the Company borrowed an initial thirty four thousand dollars ($34,000) and has the ability to borrow up to fifty thousand dollars ($50,000) under the Note.  The note bears interest at the rate of ten percent (10%) per annum.  The Company has borrowed the entire $50,000 under the note and has had to borrow an additional $5,000 from Mr. Gronning.

Plan of Operations

Overview:

The Company has not received any revenue from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action as management believes necessary to prepare to seek an acquisition or merger with an operating entity. A shareholder of the Company has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status, in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements, and in changing the marketplace of its securities.

The financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. The Company in not engaged in any revenue producing activities and has not established any source of revenue other than described herein. These factors raise substantial doubt that the Company will be able to continue as a going concern even though management believes that sufficient funding is available to meet its operating needs during the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of December 31, 2009, the Company has debts of $75,413 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunities.

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

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and this fact may make it more difficult to find any such opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment. The Company may acquire or participate in a business opportunity based on the decision of management that potentially could act without the consent, vote, or approval of the Company's shareholders.

Since its inception, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result therefrom. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that shareholders will benefit through an increase in the market price of the Company's common stock.

The acquisition of a business opportunity, no matter what form it may take, will almost assuredly result in substantial dilution for the Company's current shareholders. Inasmuch as the Company only has its equity securities (its common and preferred stock) as a source to provide consideration for the acquisition of a business opportunity, the Company's issuance of a substantial portion of its authorized common stock is the most likely method for the Company to consummate an acquisition. The issuance of any shares of the Company's common stock will dilute the ownership percentage that current shareholders have in the Company.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had a negative $69,319 in working capital with assets of $6,094 and liabilities of $75,413.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, shareholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

 If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition.  Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.

Results of Operations

For the years ended December 31, 2009 and 2008, the Company had a net loss of $22,157 and $22,812, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the years ended December 31, 2009 and 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO and an outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.   In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Further, our management considered the lack of  operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Name	Age	Positions
Eugene Gronning	64	President, Secretary, Director

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2009, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
C. Eugene Gronning, CEO	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--
	2007	--	--	--	--	--	--	--	--

     Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2009, 2008, and 2007. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.  Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.  No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company=s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated.  Use of the term Anew management@ is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company=s decision to participate in one or more business opportunities.

The Company=s management may benefit directly or indirectly by payments of consulting fees, payment of finders fees to others from consulting fees, sales of insider=s stock positions in whole or part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, or other assets or anything of value whether tangible or intangible.  There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current shareholders or others prior to the location of a business opportunity.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of April 1, 2010, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At April 1, 2010, there were 17,300,709 shares of common stock outstanding.

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

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class

	Principal Shareholders

Common	Eugene Gronning 2522 Alice Drive West Jordan, Utah 84088	6,903,320	39.90%
Common	W. Reed Jensen 4348 Butternut Drive Salt Lake City, Utah 84121	2,505,300	14.48%
Common	Atomic Capital Corp.(1) 1588 Petal Point Kennesaw, Georgia 30152	2,305,300	13.32%
Common	Angela Torp.(1) 1588 Petal Point Kennesaw, Georgia 30152	2,505,300	14.48%
Common	Denny W. Nestripke PO Box 581072 Salt Lake City, Utah 84158	1,608,160	9.30%

	Director(s)

Common	Eugene Gronning --------------See above---------------
Common	All Officers and Director as a Group (one persons)	6,903,320	39.90%

_________________
(1)	Atomic Capital Corp is controlled by Angela Torp. Angela Torp owns 200,000 shares directly and 2,305,300 shares through her control and ownership of Atomic Capital Corp.

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

During April of 2007, the Company entered into $1,500 unsecured Convertible Notes with Denny W Nestripke, ROTH, IRA, bearing interest at 8% per annum. This note was convertible into shares of the Company’s common stock at the rate of $0.001 per share for each dollar owed and accrued interest. This not was due on the earlier of April 30, 2008 or at the time of a merger, reorganization or acquisition occurring between the Company and another corporation or entity that has operations.  In 2008, the note was converted into 1,608,160 shares of the Company’s common stock.

During August 2007, Mr. Gronning entered into an unsecured credit-line note with the Company for a total of $25,000 bearing interest at 10% per annum and due on demand. At the time the Company entered into this arrangement, it withdrew $5,000 and $20,000 was available for future needs of the Company.  On January 8, 2009, the Company entered into a demand note with Mr. Gronning.  Under the terms of the Note, the Company borrowed an initial thirty four thousand dollars ($34,000) and has the ability to borrow up to fifty thousand dollars ($50,000) under the Note.  The note bears interest at the rate of ten percent (10%) per annum.  The Company has borrowed the entire $50,000 under the note and has to borrow additional amounts from Mr. Gronning.

During 2009, the Company continued to rely on funds from the Company’s officer and director along with certain other parties.  It is anticipated, the Company will continue to rely on funds from these parties.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $10,800 and $11,400 for each of the years ending December 31, 2009 and 2008.

2) Audit-Related Fees. $0 and $0.
3) Tax Fees. $0 and $0.
4) All Other Fees. $0.
5) Not applicable.
6) Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMNET SCHEDULES

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

                                SEC

Exhibit Number	SEC Reference Number	Title of Document	Location
Item 3	Articles of Incorporation and Bylaws
3.01	3	Articles of Incorporation	Incorporated by reference*
3.02	3	Bylaws	Incorporated by reference*

Item 4 -------	Instruments Defining the Rights of Security Holders ---------------------------------------------------
4.01	4	Specimen Stock Certificate	Incorporated by reference*
31.01	31	CEO certification	This Filing
31.02	31	CFO certification Pursuant	This Filing
32.01	32	CEO certification	This Filing
32.02	32	CFO certification	This Filing

*  Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no. 000-53009.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMI Construction Group

Date: April 9, 2010	By:	C. Eugene Gronning
C. Eugene Gronning, President, Director, Principal
Accounting Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                      Date

C. Eugene Gronning
C. Eugene Gronning               Director              April 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
PMI Construction Group

We have audited the accompanying  balance sheets of PMI Construction Group   ( a Nevada development stage company) as of December 31, 2009 and 2008, and the related  statements of operations, changes in stockholders’ deficit, and cash flows for the  years ended December 31, 2009 and 2008, and for the period of February 17, 2004 (commencement of development stage) to December 31, 2009. These  financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the  financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMI Construction Group as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and for the period of February 17, 2004 (commencement of development stage) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the  financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
April 7, 2010

PMI Construction Group
(A Development Stage Company)
Balance Sheets

	December 31,	December, 31,
	2009	2008
Assets
Current Assets:
Cash	$2,094	$387
Prepaid accounting expense	4,000	—

Total Assets	$6,094	$387

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$3,300
Notes and accrued interest payable to related parties	75,413	44,249

Total current liabilities	75,413	47,549
Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value; 10,000,000 shares Authorized 633 shares issued and outstanding	1	1

Common stock, $0.001 par value; 95,000,000 shares authorized, 17,300,709 shares issued and outstanding, respectively	17,301	17,301
Retained deficit	(5,064)	(5,064)
Deficit accumulated during development stage	(81,557)	(59,400)
Total stockholder’s equity (deficit)	(69,319)	(47,162)

Total liabilities and stockholders’ equity (deficit)	$6,094	$387

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Operations

	For the Year Ended	For the Year Ended	From the date of commencing Development stage activities (February 17, 2004) Through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenue	$—	$—	$—

Operating expenses:
General and administrative	16,993	19,160	69,694

Total operating expenses	16,993	19,160	69,694

Loss from operations	(16,993)	(19,160)	(69,694)

Other Income (Expense)
Interest expense	(5,164)	(3,652)	(11,863)

Total other expenses	(5,164)	(3,652)	(11,863)

Net Loss	$(22,157)	$(22,812)	$(81,557)

Net Loss per share of common stock	$(0.00)	$(0.00)

Net Loss per fully diluted share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	17,300,709	16,996,701

Weighted average number of fully diluted common shares	17,301,342	17,301,342

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Accumulated	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Deficit	Stage
Balance at December 31, 2003	633	$1	$4,178,629	$4,179	$(5,064)	$—

Net loss, year ended December 31, 2004	—	—	—	—	—	(2,031)

Balance at December 31, 2004	633	1	4,178,629	4,179	(5,064)	(2,031)

Net loss, year ended December 31, 2005	—	—	—	—	—	(2,321)

Balance at December 31, 2005	633	1	4,178,629	4,179	(5,064)	(4,352)

Shares issued upon conversion of notes and accrued interest at $0.001 per share	—	—	11,513,920	11,514	—	—

Net loss, year ended December 31, 2006	—	—	—	—	—	(16,103)

Balance at December 31, 2006	633	1	15,692,549	15,693	(5,064)	(20,455)

Net loss, year ended December 31, 2007	—	—	—	—	—	(16,133)

Balance at December 31, 2007	633	1	15,692,549	15,693	(5,064)	(36,588)

Shares issued upon conversion of note and accrued interest at $0.001 per share	—	—	1,608,160	1,608	—	—

Net loss, year ended December 31, 2008	—	—	—	—		(22,812)

Balance at December 31, 2008	633	1	17,300,709	17,301	(5,064)	(59,400)

Net loss, year ended December 31, 2009	—	—	—	—	—	(22,157)

Balance at December 31, 2009	633	$1	17,300,709	$17,301	$(5,064)	$(81,557)

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Cash Flows

	For The Year Ended		From the date of commencing Development stage activities (February 17, 2004) Through
	December 31,		December 31,
	2009	2008	2009
Cash flows from operating activities:
Net Loss	$(22,157)	$(22,812)	$(81,557)
Adjustments to reconcile net loss to net cash used by operating activities:
Conversion of interest payable to common stock	—	108	312
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(4,000)	—	(4,000)
Increase (decrease) in accounts payable	(3,300)	1,825	(883)
Increase (decrease) in interest payable to related party	5,164	3,544	10,205
Net cash used in operating activities	(24,293)	(17,335)	(75,923)

Cash flows from financing activities:
Conversion of interest payable to note payable	—	—	1,200
Notes payable to related party	26,000	4,000	76,817

Net cash provided by financing activities	26,000	4,000	78,017

Net change in cash	1,707	(13,335)	2,094

Cash, beginning of period	387	13,722	—

Cash, end of period	$2,094	$387	$2,094

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

PMI Construction Group
(a development stage enterprise)
Notes to Financial Statements
December 31, 2009

Note 1: Organization and Summary of Significant Accounting Policies

Organization – PMI Construction Group (the “Company”) was incorporated under the laws of the State of Utah on November 11, 1980 as Bullhead Exploration, Inc. On February 19, 1997 the Company changed its name and its corporate domicile was changed to the state of Nevada. The Company was a party to a Settlement and Release Agreement filed in the United States District Court for the District of Utah, Central Division, having an agreed effective date of February 17, 2004, which resulted in a change of control of the Company in August 2004. Since that time the Company has obtained loans to finance its endeavors in seeking a new business venture. The Company has not generated any revenue since 2004 and is considered a development stage enterprise as defined in ASC Topic 915.

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

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the years presented. The potential number of shares is a result of the conversion of preferred stock into common stock and the exercise of an option given to a holder of a promissory note to convert the principal balance and accrued interest into shares of the Company’s common stock. This conversion option was exercised in March 2008, resulting in the issuance of 1,608,160 shares of common stock. At December 31, 2009, 633 shares of preferred stock are outstanding that may be converted into 633 shares of common stock.

Income Taxes – The Company has not had any income in prior periods and therefore, no income taxes have been paid. Management is of the opinion that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

At December 31, 2009, the Company has a net operating loss carry forward of approximately $81,500 that expires if unused through 2029. A deferred tax asset in the amount of $12,225 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $3,315 and $3,421 for the years ended December 31, 2009 and 2008, respectively.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2008 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

PMI Construction Group
(a development stage enterprise)
Notes to Financial Statements (continued)
December 31, 2009

Note 1: Organization and Summary of Significant Accounting Policies (continued)

Income Taxes (continued) - The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2009 and 2008.

Recently enacted accounting pronouncements In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In May 2009, the Financial Accounting Standards Board issued ASC Topic 855/(SFAS No. 165, Subsequent Events) “Subsequent Events”, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles with a required adoption date of June 30, 2009. ASC Topic 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. We adopted ASC Topic 855 as of the required effective date.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

PMI Construction Group
(a development stage enterprise)
Notes to Financial Statements (continued)
December 31, 2009

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

Note 3: Quasi-Reorganization

During 2000, the Company sold substantially all of its assets and remained dormant through 2004. Commencing in 2004, the Company began to seek a new business venture and in accordance with ASC Topic 915, became a development stage enterprise. Since that time the Company has accumulated the results of operations in a separate equity account. The Company’s stockholders approved a quasi-reorganization effective as of January 1, 2004, that provided for a readjustment of its capital accounts and resulted in its retained deficit from prior operations being offset against its paid-in capital account in the amount of $1,928,775. Thus, the paid-in capital account was eliminated and the remaining deficit of $5,064 continues to be reflected as a retained deficit. No other accounts were affected by this adjustment and the Company’s accounting is substantially similar to that of a new enterprise.

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

PMI Construction Group
(a development stage enterprise)
Notes to Financial Statements (continued)
December 31, 2009

Note 5: Related Party Transactions

Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. The stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $2,754, until such time as the Company has sufficient capital to repay this amount. Total due is $13,071.

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

Commencing in August 2007, the Company’s sole officer and director has from time to time entered into unsecured demand notes bearing interest at 10% per annum which, at December 31, 2009 totaled $55,000 in principal and $7,342 in interest.

Note 6: Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.