Form 10-Q
period 2010-03-31
PMI Construction Group
filed 2010-05-06
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-52790

PMI Construction Group
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-4465933 (IRS Employer Identification No.)
539 East Blackhawk Lane, Alpine, UT (Address of principal executive offices)	84004 (Zip Code)

801-796-2595
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant is not yet part of the Interactive Data reporting system.
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
17,300,709 shares of $0.001 par value common stock on April 30, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
PMI Construction Group
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2010

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

PMI Construction Group
(A Development Stage Enterprise)
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current Assets:
Cash	$1,084	$2,094
Prepaid Accounting expense	4,000	4,000
Total Assets	$5,084	$6,094

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Notes and accrued interest payable to related parties	$76,973	$75,413
Total Current Liabilities	76,973	75,413

Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value, 5,000,000
shares authorized, 633 shares issued and outstanding	1	1
Common stock, $0.001 par value, 95,000,000 shares
authorized, 17,300,709 shares issued and outstanding, respectively	17,301	17,301
Retained Deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(84,127)	(81,557)
Total Stockholders’ Equity (Deficit)	(71,889)	(69,319)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,084	$6,094

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,		From the date of commencing development stage activities (February 17, 2004)Through March 31,
	2010	2009	2010

Revenue	$—	$—	$—

Operating expenses:
General and administrative	1,010	5,428	70,704

Total operating expenses	1,010	5,428	70,704

Loss from operations:	(1,010)	(5,428)	(70,704)

Other Income (Expense)
Interest expense	(1,560)	(1,108)	(13,423)

Total other expenses	(1,560)	(1,108)	(13,423)

Net Loss	(2,570)	(6,536)	(84,127)

Net loss per share of common stock	$(0.00)	$(0.00)

Net Loss per fully diluted share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	17,300,709	17,300,709

Weighted average number of fully diluted common shares	17,301,342	17,301,342

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For The Three Months Ended		From the date of commencing development stage activities (February 17, 2004) Through
	March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities:
Net Loss	$(2,570)	$(6,536)	$(84,127)
Adjustments to reconcile net loss to net cash used by operating activities:

Conversion of interest payable to common stock	—	—	312
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	—	—	(4,000)
Increase (decrease) in accounts payable	—	(2,625)	(883)

Increase (decrease) in interest payable to Related Parties	1,560	1,108	11,765

Net cash used in operating activities	(1,010)	(8,053)	(76,933)

Cash flows from financing activities:
Conversion of interest payable to note payable	—	—	1,200
Notes payable to related parties	—	13,000	76,817

Net cash provided by financing activities	—	13,000	78,017

Net change in cash	(1,010)	4,947	1,084

Cash, beginning of period	2,094	387	—

Cash, end of period	$1,084	$5,334	$1,084

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
March 31, 2010

Note 1: Basis of Presentation

The accompanying unaudited financial statements of PMI Construction Group (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009 included in the Company’s Form 10-K report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Note 2: Summary of Significant Accounting Policies

Organization – The Company was incorporated under the laws of the State of Utah on November 11, 1980 as Bullhead Exploration, Inc. On February 19, 1997 the Company changed its name and its corporate domicile was changed to the state of Nevada. The Company was a party to a Settlement and Release Agreement filed in the United States District Court for the District of Utah, Central Division, having an agreed effective date of February 17, 2004, which resulted in a change of control of the Company in August 2004. Since that time the Company has obtained loans and issued its common stock for cash, to finance its endeavors in seeking a new business venture. The Company has not generated any revenue since 2004 and is considered a development stage enterprise as defined in ASC Topic 815.

Quasi Reorganization – The Company sold substantially all of its assets during 2000 and remained dormant until 2004 when it commenced to seek a new business venture. In accordance with ASC Topic 815, the Company became a development stage enterprise at that time and the stockholders of the Company approved a quasi reorganization effective as of January 1, 2004. The quasi reorganization provided for a readjustment of the Company’s capital accounts and resulted in its retained deficit from prior operations being offset against its paid-in capital account in the amount of $1,928,775 and the remaining deficit of $5,064 continues to be reflected as a retained deficit. The Company also created a new equity account entitled “Deficit Accumulated During the Development Stage” and the results of operations have since been recorded in that account. No other accounts were affected by this readjustment and the Company’s accounting is substantially similar to that of a new enterprise.

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

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
March 31, 2010

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common. At March 31, 2010, 633 shares of preferred stock are outstanding that may be converted into 633 shares of common stock. None of the present notes payable to related parties contain a conversion feature.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At March 31, 2010, the Company has a net operating loss carry forward of approximately $84,100 that expires if unused through 2030. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.  A deferred tax asset in the amount of $12,615 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $386 and $980 for the three months ended March 31, 2010 and 2009, respectively.

Recently Enacted Accounting Pronoucements – Accounting Standards Update (ASU) No 2010-09 amends Topic 855 “Subsequent Events” to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  It was determined that the requirements to disclose the date that the financial statements are issued potentially conflicted with some of the Securities and Exchange Commission’s (SEC) guidance.  The amendment is effective for interim or annual periods ending after June 15, 2010.

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

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
March 31, 2010

Note 5: Related Party Transactions

Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. The stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $2,958, until such time as the Company has sufficient capital to repay this amount. Total due is $13,275.

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

Commencing in August 2007, the Company’s sole former officer and director has from time to time entered into unsecured demand notes bearing interest at 10% per annum which, at March 31, 2010 totaled $55,000 in principal and $8,698 in interest.

Note 6: Subsequent Events

Effective April 14, 2010, Jeff Peterson became the President and CFO of the Company replacing C. Eugene Gronning.  Mr. Peterson is also a director.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material events that have not been disclosed.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2010, to the items disclosed as significant accounting policies in management’s Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company also entered into a $25,000 unsecured line of credit demand note bearing interest at 10% per annum with a director, which amount was drawn down in August and December of 2007. At March 31, 2010, this note and accrued interest remains outstanding.  At March 31, 2010, the Company owed a director and shareholders $76,973.

Plan of Operations

Overview:

The Company has not received any revenue from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action as management believes necessary to prepare to seek an acquisition or merger with an operating entity. The Company’s former officer and director, who is a stockholder of the Company, has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status, in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements, and in changing the marketplace of its securities.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  As previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2010, the Company has debts of $76,973 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had a negative $71,889 in working capital with $5,084 in assets and liabilities of $76,973.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2010, the Company had a net loss of $2,570, compared to a loss for the three months ended March 31, 2009, of $6,536. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2010. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have a $25,000 demand note payable to our former officer and director. Demand for payment of this note has not been made and we have received a verbal assurance from our officer and director that such demand will not be forthcoming in the near future.  As of March 31, 2010, we owed a former officer and shareholders of the Company a total of $76,973.  All parties, as of March 31, 2010, have verbally agreed not to pursue collection of the notes and accrued interest.

ITEM 4.  Removed and Reserved.

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

PMI Construction Group
(Registrant)

Dated: May 5, 2010                                                                                              By: /s/ Jeffrey Peterson
     Jeffrey Peterson
     Chief Executive Officer
     Chief Financial Officer
     Director