Form 10-Q/A
period 2010-03-31
PMI Construction Group
filed 2010-05-06
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of PMI Construction Group for the quarter ended March 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on May 5, 2010 (the “Original Filing”). We are filing this Amendment to include exhibits that were inadvertently left off of the filing.  This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the Original Filing. Additionally, this amended Form 10-Q/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

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