Form 10-Q
period 2010-09-30
PMI Construction Group
filed 2010-11-10
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant is not yet part of the Interactive Data reporting system.
Yes ☐ No  ☐
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
17,300,709 shares of $0.001 par value common stock on November 8, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
PMI Construction Group
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2010

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

PMI Construction Group
(A Development Stage Enterprise)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current Assets:
Cash	$13,113	$2,094
Prepaid Expense	500	4,000
Total Assets	$13,613	$6,094

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Notes and accrued interest payable to related parties	$105,894	$75,413
Total Current Liabilities	105,894	75,413

Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value, 5,000,000
shares authorized, 633 shares issued and outstanding	1	1
Common stock, $0.001 par value, 95,000,000 shares
authorized, 17,300,709 shares issued and outstanding, respectively	17,301	17,301
Retained Deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(104,519)	(81,557)
Total Stockholders’ Equity (Deficit)	(92,281)	(69,319)

Total Liabilities and Stockholders’ Equity (Deficit)	$13,613	$6,094

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three months ended September 30,		For the Nine months ended September 30		From the date of commencing development stage activities (February 17, 2004) Through September 30,
	2010	2009	2010	2009	2010
Revenue	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	6,150	2,250	17,481	14,108	87,175

Total operating expenses	6,150	2,250	17,481	14,108	87,175

Loss from operations	(6,150)	(2,250)	(17,481)	(14,108)	(87,175)

Other Income (Expense)
Interest expense	(2,067)	(2,473)	(5,481)	(3,726)	(17,344)

Total other expenses	(2,067)	(2,473)	(5,481)	(3,726)	(17,344)

Net Loss	$(8,217)	$(4,723)	$(22,962)	$(17,834)	$(104,519)

Net loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss fully diluted share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares	17,300,709	17,300,709	17,300,709	17,300,709
Weighted average number of fully diluted common shares	17,301,342	17,301,342	17,301,342	17,301,342

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For The Nine Months Ended		From the date of commencing development stage activities (February 17, 2004) Through
	September 30,		September 30,
	2010	2009	2010
Cash flows from operating activities:
Net Loss	$(22,962)	$(17,834)	$(104,519)
Adjustments to reconcile net loss to net cash used by operating activities:

Conversion of interest payable to common stock	—	—	312
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	3,500	—	(500)
Increase (decrease) in accounts payable	—	(3,300)	(883)

Increase (decrease) in interest payable to Related Parties	5,481	3,726	15,686

Net cash used in operating activities	(13,981)	(17,408)	(89,904)

Cash flows from financing activities:
Conversion of interest payable to note payable	—	—	1,200
Notes payable to related parties	25,000	18,000	101,817

Net cash provided by financing activities	25,000	18,000	103,017

Net change in cash	11,019	592	13,113

Cash, beginning of period	2,094	387	—

Cash, end of period	$13,113	$979	$13,113

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
September 30, 2010

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
September 30, 2010

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common. At September 30, 2010, 633 shares of preferred stock are outstanding that may be converted into 633 shares of common stock. None of the present notes payable to related parties contain a conversion feature.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At September 30, 2010, the Company has a net operating loss carry forward of approximately $104,000 that expires if unused through 2030. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.  A deferred tax asset in the amount of $15,600 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $3,375 and $2,670 for the nine months ended September 30, 2010 and 2009, respectively.

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

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
September 30, 2010

Note 5: Related Party Transactions

Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. The stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $3,371, until such time as the Company has sufficient capital to repay this amount. Total due is $13,688.

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

Commencing in August 2007, the Company’s former officer and director has from time to time entered into unsecured demand notes bearing interest at 10% per annum which, at September 30, 2010 totaled $55,000 in principal and $11,456 in interest.

During the nine months ending September 30, 2010, the Company entered into an unsecured convertible note for $25,000 bearing interest at 7.5% with the Company’s CFO.  The note shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  Accrued interest at September 30, 2010 was $750.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2010, to the items disclosed as significant accounting policies in management’s Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company also entered into a $25,000 unsecured line of credit demand note bearing interest at 10% per annum with a director, which amount was drawn down in August and December of 2007. At September 30, 2010, this note and accrued interest remains outstanding.  In May 2010, the Company entered into a promissory note with a company controlled by our sole director.  Under the terms of the note, the Company borrowed $25,000 at an interest rate of seven and one half percent (7½%).   The note is due at the earlier of five years from the date of the note or the merger, reorganization or acquisition between the Company and another corporation.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  As previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2010, the Company has debts of $105,894 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of September 30, 2010, the Company had negative $92,281 in working capital with $13,613 in assets and liabilities of $105,894.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2010, the Company had a net loss of $8,217 and $22,962, respectively, compared to a loss for the three and nine months ended September 30, 2009, of $4,723 and $17,834, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended September 30, 2010. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

   Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended September 30, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have a $25,000 demand note payable to our former officer and director. Demand for payment of this note has not been made and we have received a verbal assurance from our officer and director that such demand will not be forthcoming in the near future.  All parties, as of September 30, 2010, have verbally agreed not to pursue collection of the notes and accrued interest.

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

PMI Construction Group
(Registrant)

Dated: November 8, 2010	By:	/s/ Jeffrey Peterson
Jeffrey Peterson
Chief Executive Officer
Principal Financial Officer
Director