Form 10-K
period 2010-12-31
PMI Construction Group
filed 2011-03-31
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2010

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:                                           000-52790

PMI Construction Group
(Exact name of registrant as specified in charter)

Nevada	95-4465933
State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization

539 East Blackhawk Lane, Alpine, Utah	84004
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (801) 796-2595
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which register
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐                      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes ☐                      No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes ☒ No ☐

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
Yes ☐    No  ☐

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
Yes ☒   No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant’s shares trade on the “Pink Sheets” with $0.05 bid and $0.10 ask as of March 25, 2011.  The last sale on price as of March 25, 2011, was $0.06 giving the shares held by non-affiliates a market value of $226,717.  There is very little trading in the shares and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of March 25, 2011, the Registrant had 17,300,709 shares of common stock issued and outstanding.

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

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements.”

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

The Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company.  In order to finance its search for an operating entity, the Company, in 2004, entered into unsecured Convertible Notes bearing interest at 8% per annum with three parties, one of which was the sole officer and director of the Company at the time and another a shareholder, whereby it received $10,000. The Shareholders of the Company also voted to enter into a quasi-reorganization whereby the paid-in capital account was eliminated against the retained deficit account and thus commencing the Company’s development stage activities. During 2006, these three parties exercised the conversion provision of the Convertible Notes and were issued 11,513,920 shares of Common Stock, which included interest. During April of 2007, the Company again entered into unsecured Convertible Notes bearing interest at 8% per annum, whereby it received $1,500.  In 2008, this note was converted into 1,608,160 shares of the Company’s Common Stock.  On January 8, 2009, the Company entered into a demand note with the president of the Company at the time.  Under the terms of the Note, the Company borrowed an initial thirty four thousand dollars ($34,000) and has the ability to borrow up to fifty thousand dollars ($50,000) under the Note.  The note bears interest at the rate of ten percent (10%) per annum.  The Company has borrowed the entire $50,000 under the Note and has had to borrow an additional $5,000.

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

We may need to attract new directors and officers in order to achieve our business objectives, which is to acquire one or more domestic and/or foreign operating businesses. Attracting new directors and officers may be expensive, and may require that we enter into long-term employment agreements, issue stock options, and otherwise provide incentives to the new directors and officers.

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

Employees

The Company does not have any employees.  Jeff Peterson is the Company’s sole officer and director.  Mr. Peterson is currently not receiving compensation for his services and the Company does not plan on paying any compensation to Mr. Peterson.

ITEM 2. PROPERTIES

The Company owns no properties and utilizes space on a rent-free basis from Jeff Peterson, the Company’s officer and director.  This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given.  The Company has no agreements with respect to the maintenance or future acquisition of the office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the “Pink Sheets” under the symbol “PMIG” but has traded sporadically with no significant volume.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2010, 2009 and 2008. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended 2010		Year Ended 2009		Year Ended 2008
	High	Low	High	Low	High	Low

Quarter ended December 31	$0.08	$0.06	$0.06	$0.06	$0.06	$0.06
Quarter ended September 30	$0.06	$0.05	0.06	0.06	0.06	0.06
Quarter ended June 30	$0.06	$0.05	0.10	0.10	0.10	0.10
Quarter ended March 31	$0.06	$0.05	0.10	0.10	0.10	0.10

At March 25, 2011, the bid and asked price for the Company's Common Stock was $0.05 and $0.10 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 21, 2011, the Company had approximately 157 shareholders of record.  As of March 21, 2011, the Company had 17,300,709 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

In 2008, the Company issued 1,608,160 shares of its common stock upon conversion of a promissory note.  The principal and interest on the note were converted at the rate of $0.001 per share.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Financial Information

We had no revenues in 2010 or 2009.  We had a net loss of $27,543 for the year ended December 31, 2010.  At December 31, 2010, we had cash and cash equivalents of $11,100 and a negative working capital of $96,862.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues	$-	$-
General and Administrative Expenses	19,995	16,933
Net Loss	27,543	22,157
Basic Income (Loss) per Share	0	0
Diluted Income (Loss) per Share	0	0
Basic and Diluted Weighted Average Number of Shares Outstanding	17,300,709	17,300,709
Diluted Weighted Average Number of Shares Outstanding	17,301,342	17,301,342
BALANCE SHEET DATA:
	December 31, 2010	December 31, 2009
Total Current Assets	$11,100	$6,094
Total Assets	11,100	6,094
Total Current Liabilities	107,962	75,413
Working Capital	(96,862)	(69,319)
Shareholders’ Equity (Deficit)	(96,862)	(69,319)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the audited financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the years ended December 31, 2010 and 2009, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company.  In order to finance its search for an operating entity, the Company, in 2004, entered into unsecured Convertible Notes bearing interest at 8% per annum with three parties, one of which was the sole officer and director of the Company and another a shareholder, whereby it received $10,000. The Shareholders of the Company also voted to enter into a quasi-reorganization whereby the paid-in capital account was eliminated against the retained deficit account and thus commencing the Company’s development stage activities. During 2006, these three parties exercised the conversion provision of the Convertible Notes and were issued 11,513,920 shares, which included interest. During April of 2007, the Company again entered into unsecured Convertible Notes bearing interest at 8% per annum, whereby it received $1,500.  In 2008, this note was converted into 1,608,160 shares of the Company’s common stock.  On January 8, 2009, the Company entered into a demand note with the president of the Company, at the time of the loan.  Under the terms of the Note, the Company borrowed an initial thirty four thousand dollars ($34,000) and has the ability to borrow up to fifty thousand dollars ($50,000) under the Note.  The note bears interest at the rate of ten percent (10%) per annum.  The Company has borrowed the entire $50,000 under the note and has had to borrow an additional $5,000 from Mr. Gronning.  Additionally, in 2010, the Company borrowed $25,000 from an entity related to the Company’s president.  The note is for five years and bears interest at 7½% interest.  The note is convertible at any time into shares of the Company’s common stock at the rate of $0.001 of principal and interest for each share of common stock.  The note may be payable before five years if the Company completes a merger or change of control.

Plan of Operations

Overview:

The Company has not received any revenue from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action as management believes necessary to prepare to seek an acquisition or merger with an operating entity. An entity related to the Company’s president has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status, in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements, and in changing the marketplace of its securities.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of December 31, 2010, the Company has debts of $107,962 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Liquidity and Capital Resources

As of December 31, 2010, the Company had a negative $96,862 in working capital with assets of $11,100 and liabilities of $107,962.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, shareholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the years ended December 31, 2010 and 2009, the Company had a net loss of $27,543 and $22,157, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the years ended December 31, 2010 and 2009. The Company does not anticipate any revenue until it locates a new business opportunity.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an outside CPA, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

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

Our management, with the participation of the President and Principal Financial Officer and an outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.   In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, with the participation of the President and Principal Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

Name                                           Age                      Positions
Jeff Peterson                              32                          President, Secretary, Principal Financial Officer,
Director

Mr. Peterson currently is employed at Bluestone Advisors, LLC.  Mr. Peterson will provide such assistance to the Company as is requested.  Prior to joining Bluestone Advisors, LLC in 2009, Mr. Peterson was employed by Alpine Securities Corporation for the past 11 years.  Mr. Peterson has a degree in Finance and Business Administration from the University of Utah and is 32 years old.  Based on Mr. Peterson’s experience in finance and in dealing with small public companies, the board of directors believes he is qualified to be a director.

Mr. Peterson has not filed for bankruptcy, been convicted in a criminal proceeding or been the subject of any order, judgment, or decree permanently, temporarily, or otherwise limiting activities (1) in connection with the sale or purchase of any security or commodity, or in connection with any violation of Federal or State securities laws or Federal commodities laws, (2) engaging in any type of business practice, or (3) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of an investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

One form 3 is late and one form 4 was filed late.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2010, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jeff Peterson, CEO	2010	--	--	--	--	--	--	--	--
Eugene Gronning, CEO	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--

     Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2010, 2009, and 2008. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.  Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.  No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company’s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated.  Use of the term “new management” is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company’s decision to participate in one or more business opportunities.

The Company’s management may benefit directly or indirectly by payments of consulting fees, payment of finders fees to others from consulting fees, sales of insider’s stock positions in whole or part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, or other assets or anything of value whether tangible or intangible.  There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current shareholders or others prior to the location of a business opportunity.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 21, 2011, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At March 21, 2011, there were 17,300,709 shares of common stock outstanding.

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
Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Shareholders
Common	Eugene Gronning 2522 Alice Drive West Jordan, Utah 84088	6,903,320	39.90%
Common	W. Reed Jensen 4348 Butternut Drive Salt Lake City, Utah 84121	2,505,300	14.48%
Common	Atomic Capital Corp.(1) 1588 Petal Point Kennesaw, Georgia 30152	2,305,300	13.32%
Common	Angela Torp.(1) 1588 Petal Point Kennesaw, Georgia 30152	2,505,300	14.48%
Common	American Pension Services, Inc. ADMIN FBO, Denny W. Nestripke Roth IRA PO Box 581072 Salt Lake City, Utah 84158	1,608,160	9.30%
	Director(s)
Common	Jeff Peterson	200,000	1.15%
Common	All Officers and Director as a Group (one persons)	200,000	1.15%

(1) Atomic Capital Corp is controlled by Angela Torp. Angela Torp owns 200,000 shares directly and 2,305,300 shares through her control and ownership of
Atomic Capital Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
 INDEPENDENCE.

During April of 2007, the Company entered into $1,500 unsecured Convertible Notes with Denny W. Nestripke, ROTH, IRA, bearing interest at 8% per annum. This note was convertible into shares of the Company’s common stock at the rate of $0.001 per share for each dollar owed and accrued interest. This note was due on the earlier of April 30, 2008 or at the time of a merger, reorganization or acquisition occurring between the Company and another corporation or entity that has operations.  In 2008, the note was converted into 1,608,160 shares of the Company’s common stock.

During August 2007, Eugene Gronning the former President and Director of the Company entered into an unsecured credit-line note with the Company for a total of $25,000 bearing interest at 10% per annum and due on demand. At the time the Company entered into this arrangement, it withdrew $5,000 and $20,000 was available for future needs of the Company.  On January 8, 2009, the Company entered into a demand note with Mr. Gronning.  Under the terms of the Note, the Company borrowed an initial thirty four thousand dollars ($34,000) and has the ability to borrow up to fifty thousand dollars ($50,000) under the Note.  The note bears interest at the rate of ten percent (10%) per annum.  The Company has borrowed the entire $50,000 under the note and has had to borrow additional amounts from Mr. Gronning.

During 2010, the Company continued to rely on funds from the Company’s officer and director along with certain other parties.  It is anticipated, the Company will continue to rely on funds from these parties.  During the year ending December 31, 2010, the Company entered into an unsecured convertible note for $25,000 bearing interest at 7.5% with an entity related to the Company’s president.  The note is to be repaid in full at the earlier of five years from the date thereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  The note is convertible into shares of common stock of the Company at the rate of one share of common stock for each $0.001 in principal and interests.  Accrued interest at December 31, 2010 was $1,223
Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $10,500 and $10,800 for each of the years ending December 31, 2010 and 2009.

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

PMI Construction Group

Date: March 30, 2011	By:	/s/ Jeff Peterson
Jeff Peterson, President, Director, Principal
Financial Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Peterson	Director	March 30, 2011
Jeff Peterson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
PMI Construction Group
We have audited the accompanying  balance sheets of PMI Construction Group   ( a Nevada development stage company) as of December 31, 2010 and 2009, and the related  statements of operations, changes in stockholders’ defecit, and cash flows for the  years ended December 31, 2010 and 2009, and for the period of February 17, 2004 (commencement of development stage) to December 31, 2010. These  financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMI Construction Group as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and for the period of February 17, 2004 (commencement of development stage) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
March 28, 2011

PMI Construction Group
(A Development Stage Company)
Balance Sheets

	December 31,	December, 31,
	2010	2009
Assets

Current Assets:
Cash	$11,100	$2,094
Prepaid accounting expense	--	4,000

Total Assets	$11,100	$6,094

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$--	$--
Notes and accrued interest payable to related parties	107,962	75,413

Total current liabilities	107,962	75,413
Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value; 10,000,000 shares Authorized, 633 shares issued and outstanding	1	1

Common stock, $0.001 par value; 95,000,000 shares authorized, 17,300,709 shares issued and outstanding	17,301	17,301
Retained deficit	(5,064)	(5,064)
Deficit accumulated during development stage	(109,100)	(81,557)
Total stockholder’s equity (deficit)	(96,862)	(69,319)

Total liabilities and stockholders’ equity (deficit)	$11,100	$6,094

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Operations

	For the Year Ended	For the Year Ended	From the date of commencing Development stage activities (February 17, 2004) Through
	December 31,	December 31, December 31,
	2010	2009	2010

Revenue	$—	$—	$—

Operating expenses:
General and administrative	19,995	16,993	89,689

Total operating expenses	19,995	16,993	89,689

Loss from operations	(19,995)	(16,993)	(89,689)

Other Income (Expense)
Interest expense	(7,548)	(5,164)	(19,411)

Total other expenses	(7,548)	(5,164)	(19,411)

Net Loss	$(27,543)	$(22,157)	$(109,100)

Net Loss per share of common stock	$(0.00)	$(0.00)

Net Loss per fully diluted share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	17,300,709	17,300,709

Weighted average number of fully diluted common shares	17,301,342	17,301,342

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Accumulated	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Deficit	Stage
Balance, February 17, 2004	633	$1	$4,178,629	$4,179	$(5,064)	$—

Net loss, year ended December 31, 2004	—	—	—	—	—	(2,031)

Balance at December 31, 2004	633	1	4,178,629	4,179	(5,064)	(2,031)

Net loss, year ended December 31, 2005	—	—	—	—	—	(2,321)

Balance at December 31, 2005	633	1	4,178,629	4,179	(5,064)	(4,352)

Shares issued upon conversion of notes and accrued interest at $0.001 per share	—	—	11,513,920	11,514	—	—

Net loss, year ended December 31, 2006	—	—	—	—	—	(16,103)

Balance at December 31, 2006	633	1	15,692,549	15,693	(5,064)	(20,455)

Net loss, year ended December 31, 2007	—	—	—	—	—	(16,133)

Balance at December 31, 2007	633	1	15,692,549	15,693	(5,064)	(36,588)

Shares issued upon conversion of note and accrued interest at $0.001 per share	—	—	1,608,160	1,608	—	—

Net loss, year ended December 31, 2008	—	—	—	—	—	(22,812)

Balance at December 31, 2008	633	1	17,300,709	17,301	(5,064)	(59,400)

Net loss, year ended December 31, 2009	—	—	—	—	—	(22,157)

Balance at December 31, 2009	633	1	17,300,709	17,301	(5,064	(81,557)

Net Loss, year ended December 31, 2010	—	—	—	—	—	(27,543)

Balance At December 31, 2010	633	$1	$17,300,709	$17,301	$(5,064)	$(109,100)

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Cash Flows

	For The Year Ended		From the date of commencing Development stage activities (February 17, 2004) Through
	December 31,		December 31,
	2010	2009	2010
Cash flows from operating activities:
Net Loss	$(27,543)	$(22,157)	$(109,100)
Adjustments to reconcile net loss to net cash used by operating activities:
Conversion of interest payable to common stock	—	—	312
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	4,000	(4,000)	—
Increase (decrease) in accounts payable	—	(3,300)	(883)
Increase (decrease) in interest payable to related party	7,549	5,164	17,754
Net cash used in operating activities	(15,994)	(24,293)	(91,917)

Cash flows from financing activities:
Conversion of interest payable to note payable	—	—	1,200
Notes payable to related party	25,000	26,000	101,817

Net cash provided by financing activities	25,000	26,000	103,017

Net change in cash	9,006	1,707	11,100

Cash, beginning of period	2,094	387	—

Cash, end of period	$11,100	$2,094	$11,100

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

PMI Construction Group
(a development stage enterprise)

Notes to Financial Statements
December 31, 2010

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

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the years presented. The potential number of shares is a result of the conversion of preferred stock into common stock and the exercise of an option given to a holder of a promissory note to convert the principal balance and accrued interest into shares of the Company’s common stock. This conversion option was exercised in March 2008, resulting in the issuance of 1,608,160 shares of common stock. At December 31, 2010, 633 shares of preferred stock are outstanding that may be converted into 633 shares of common stock.

Income Taxes – The Company has not had any income in prior periods and therefore, no income taxes have been paid. Management is of the opinion that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

At December 31, 2010, the Company has a net operating loss carry forward of approximately $109,000 that expires if unused through 2039. A deferred tax asset in the amount of $16,350 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $4,125 and $3,315 for the years ended December 31, 2010 and 2009, respectively.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010 and 2009.

PMI Construction Group
(a development stage enterprise)

Notes to Financial Statements (continued)
December 31, 2010

Note 1: Organization and Summary of Significant Accounting Policies (continued)

Recently enacted accounting pronouncements Accounting Standards Update (ASU) No 2010-09 amends Topic 855 “Subsequent Events” to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  It was determined that the requirements to disclose the date that the financial statements are issued potentially conflicted with some of the Securities and Exchange Commission’s (SEC) guidance.  The amendment is effective for interim or annual periods ending after June 15, 2010.  Certain Revenue Arrangements that include Software Elements, and various other ASU’s No.  2009-2 through ASU No. 2011-01 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

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
December 31, 2010

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

Note 5: Related Party Transactions

Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. The stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $3,579, until such time as the Company has sufficient capital to repay this amount. Total due is $13,896.

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

Commencing in August 2007, the Company’s former sole officer and director has from time to time entered into unsecured demand notes bearing interest at 10% per annum which, at December 31, 2010 totaled $55,000 in principal and $12,842 in interest.

During the year ending December 31, 2010, the Company entered into an unsecured convertible note for $25,000 bearing interest at 7.5% with an entity related to the Company’s president.  The note shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  Accrued interest at December 31, 2010 was $1,223.

Note 6: Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.