Form 10-Q
period 2011-03-31
PMI Construction Group
filed 2011-05-20
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☒  No  ☐

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
17,300,709 shares of $0.001 par value common stock on May 16, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
PMI Construction Group
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2011

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

PMI Construction Group
(A Development Stage Enterprise)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current Assets:
Cash	$4,625	$11,100
Total Assets	$4,625	$11,100

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts Payable	$4,920	$-
Notes and accrued interest payable to related parties	109,984	107,962
Total Current Liabilities	$114,904	$107,962

Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
633 shares issued and outstanding	1	1
Common stock, $0.001 par value, 95,000,000 shares
authorized, 17,300,709 shares issued and outstanding	17,301	17,301
Retained Deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(122,517)	(109,100)
Total Stockholders’ Equity (Deficit)	(110,279)	(96,862)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,625	$11,100

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		From the date of commencing development stage activities (February 17, 2004)Through March 31,
	2011	2010	2011

Revenue	$—	$—	$—

Operating expenses:
General and administrative	11,395	1,010	101,084

Total operating expenses	11,395	1,010	101,084

Loss from operations:	(11,395)	(1,010)	(101,084)

Other Income (Expense)
Interest expense	(2,022)	(1,560)	(21,433)

Total other expenses	(2,022)	(1,560)	(21,433)

Net Loss	(13,417)	(2,570)	(122,517)

Net loss per share of common stock	$(0.00)	$(0.00)

Net Loss per fully diluted share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	17,300,709	17,300,709

Weighted average number of fully diluted common shares	17,300,709	17,300,709

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For The Three Months Ended		From the date of commencing development stage activities (February 17, 2004) Through
	March 31,		March 31,
	2011	2010	2011
Cash flows from operating activities:
Net Loss	$(13,417)	$(2,570)	$(122,517)
Adjustments to reconcile net loss to net cash used by operating activities:

Conversion of interest payable to common stock	—	—	312
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	—	—	—
Increase (decrease) in accounts payable	4,920	—	4,037

Increase (decrease) in interest payable to Related Parties	2,022	1,560	20,976

Net cash used in operating activities	(6,475)	(1,010)	(97,192)

Cash flows from financing activities:
Notes payable to related parties	—	—	101,817

Net cash provided by financing activities	—	—	101,817

Net change in cash	(6,475)	(1,010)	4,625

Cash, beginning of period	11,100	2,094	—

Cash, end of period	$4,625	$1,084	$4,625

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash financing activity: Conversion of interest payable to notes payable	$—	$—	$1,200

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
March 31, 2011

Note 1: Basis of Presentation

The accompanying unaudited financial statements of PMI Construction Group (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Form 10-K report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
March 31, 2011

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common. At March 31, 2011, 633 shares of preferred stock are outstanding that may be converted into 633 shares of common stock. None of the present notes payable to related parties contain a conversion feature.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At March 31, 2011, the Company has a net operating loss carry forward of approximately $122,000 that expires if unused through 2031. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.  A deferred tax asset in the amount of $18,300 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $2,700 and $4,020 for the three months ended March 31, 2011 and 2010, respectively.

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

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
March 31, 2011

Note 5: Related Party Transactions

Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. The stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $3,783, until such time as the Company has sufficient capital to repay this amount. Total due is $14,100.

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

Commencing in August 2007, the Company’s former sole officer and director has from time to time entered into unsecured demand notes bearing interest at 10% per annum which, at March 31, 2011 totaled $55,000 in principal and $14,198 in interest.

During the quarter ending June 30, 2010, the Company entered into an unsecured convertible note for $25,000 bearing interest at 7.5% with a company controlled by the Company’s sole officer.  The note shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  Accrued interest at March 31, 2011 was $1,685.

Note 6: Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financials were issued, and has determined there are no events that would require disclose herein.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2011, to the items disclosed as significant accounting policies in management’s Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The operations of Promotora and Inmobiliaria proved to be unprofitable when the economies in Mexico and the United States went into a recession in early 2000.  The Company was forced to sell the subsidiaries back to Bernardo Quintana as part of a plan to close the operations without affecting the status of the Company.  The Company remained dormant for several years thereafter and since 2004 has been looking for new business opportunities.  During this intervening time, a lawsuit was filed by one of the Company’s stockholders as a result of the sale of the subsidiaries back to Mr. Quintana. As part of the settlement of the lawsuit, Mr. Quintana transferred the ownership interest that he retained in the Company to the stockholder.  Since the operations of Promotora ceased, the Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  As previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2011, the Company had debts of $114,904 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2011, the Company had negative $110,279 in working capital with $4,625 in assets and liabilities of $114,904.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2011, the Company had a net loss of $13,417, compared to a loss for the three months ended March 31, 2010, of $2,570. The Company had no revenue during the three months ended March 31, 2011. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our president and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president and principal financial officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the president and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011.  Based on this evaluation, our management, with the participation of the president and principal financial officer, concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

Our controls and procedures are limited by the fact our president and principal financial officer are the same person and we do not have any other members of management.  As such, there is an inability to have accounting functions performed by more than one person.  We do have an outside CPA who prepares our financial statements and reviews all accounting matters before they are provided to our auditors.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  Legal Proceedings

    None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2011.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have a $25,000 demand note payable to our former officer and director. Demand for payment of this note has not been made and we have received a verbal assurance from our officer and director that such demand will not be forthcoming in the near future.  All parties, as of March 31, 2011, have verbally agreed not to pursue collection of the notes and accrued interest.

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

PMI Construction Group
(Registrant)

Dated: May 19, 2011	By:	/s/ Jeffrey Peterson
Jeffrey Peterson
Chief Executive Officer
Principal Financial Officer
Director