Form 10-Q/A
period 2011-06-30
PMI Construction Group
filed 2011-09-14
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”) is to furnish the interactive data files as required by Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 provides the following materials from the Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, and (iv) the notes to the consolidated financial statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #	Title of Document	Location

3 (i)	Articles of Incorporation	Incorporated by reference*
3 (i)	Amended Articles of Incorporation	Incorporated by reference*
3 (i)	Amended Articles of Incorporation	Incorporated by reference*

3 (ii)	Bylaws	Incorporated by reference*

4	Specimen Stock Certificate	Incorporated by reference*

11	Computation of loss per share	Notes to financial statements

31	Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO	Incorporated by reference**

32	Section 1350 Certification – CEO & CFO	Incorporated by reference**

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC File No. 000-52790.
** Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 2011 filed with the Commission, on August 15, 2011, SEC File No. 000-52790.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMI Construction Group
(Registrant)

Dated: September 13, 2011	By:	/s/ Jeffrey Peterson
Jeffrey Peterson
Chief Executive Officer
Principal Financial Officer
Director