Form 10-Q
period 2011-09-30
PMI Construction Group
filed 2011-11-10
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
17,300,709 shares of $0.001 par value common stock on November 1, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
PMI Construction Group
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2011

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

PMI Construction Group
(A Development Stage Enterprise)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current Assets:
Cash	$17,716	$11,100
Prepaid expenses	2,437	--
Total Assets	$20,153	$11,100

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,500	$-
Notes and accrued interest payable to related parties	139,936	107,962
Total Current Liabilities	$141,436	$107,962

Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 633 shares issued and outstanding	1	1
Common stock, $0.001 par value, 95,000,000 shares authorized, 17,300,709 shares issued and outstanding	17,301	17,301
Retained deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(133,521)	(109,100)
Total Stockholders’ Equity (Deficit)	(121,283)	(96,862)

Total Liabilities and Stockholders’ Equity (Deficit)	$20,153	$11,100

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the Nine months ended September 30		From the date of commencing development stage activities (February 17, 2004) Through September 30,
	2011	2010	2011	2010	2011
Revenue	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	3,372	2,250	17,446	17,481	107,135

Total operating expenses	3,372	2,250	17,446	17,481	107,135

Loss from operations	(3,372)	(2,250)	(17,446)	(17,481)	(107,135)

Other Income (Expense)
Interest expense	(2,824)	(2,473)	(6,975)	(5,481)	(26,386)

Total other expenses	(2,824)	(2,473)	(6,975)	(5,481)	(26,386)

Net Loss	$(6,196)	$(4,723)	$(24,421)	(22,962)	$(133,521)

Net loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per fully diluted share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares	17,300,709	17,300,709	17,300,709	17,300,709
Weighted average number of fully diluted common shares	17,300,709	17,301,342	17,300,709	17,301,342

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For The Nine Months Ended		From the date of commencing development stage activities (February 17, 2004) Through
	September 30		September 30
	2011	2010	2011
Cash flows from operating activities:
Net Loss	$(24,421)	$(22,962)	$(133,521)
Adjustments to reconcile net loss to net cash used by operating activities:

Conversion of interest payable to common stock	—	—	312
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(2,437)	3,500	(2,437)
Increase (decrease) in accounts payable	1,500	—	617

Increase (decrease) in interest payable to related parties	6,974	5,481	25,928

Net cash used in operating activities	(18,384)	(13,981)	(109,101)

Cash flows from financing activities:
Notes payable to related parties	25,000	25,000	126,817

Net cash provided by financing activities	25,000	25,000	126,817

Net change in cash	6,616	11,019	17,716

Cash, beginning of period	11,100	2,094	—

Cash, end of period	$17,716	$13,113	$17,716

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash financing activity: Conversion of interest payable to notes payable	$—	$—	$1,200

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
September 30, 2011

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
September 30, 2011

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common. At September 30, 2011, 633 shares of preferred stock are outstanding that may be converted into 633 shares of common stock. None of the present notes payable to related parties contain a conversion feature.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At September 30, 2011, the Company has a net operating loss carry forward of approximately $133,000 that expires if unused through 2031. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.  A deferred tax asset in the amount of $26,700 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $4,884 and $4,592 for the nine months ended September 30, 2011 and 2010, respectively.

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

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
September 30, 2011

Note 5: Related Party Transactions

Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. The stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $4,197, until such time as the Company has sufficient capital to repay this amount. Total due is $14,514 at September 30, 2011.

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

Commencing in August 2007, the Company’s former sole officer and director has from time to time entered into unsecured demand notes bearing interest at 10% per annum which, at September 30, 2011 totaled $55,000 in principal and $16,956 in interest.  Effective July 1, 2011, the former sole officer assigned 100% of the right, title and interest of this unsecured demand note to Banyan Investment Company, a company controlled by the president and director of the Company.

During 2010, the Company entered into an unsecured convertible note for $25,000 bearing interest at 7.5% with the Company’s CFO.  The note shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.

On June 27, 2011, the Company entered into an additional unsecured convertible note for $25,000 with the Company’s CFO.  The note bears interest at 12% and shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  Accrued interest for both notes at September 30, 2011 and December 31, 2010 was $3,466 and $1,223, respectively.

Note 6: Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financials were issued, and has determined there are no events that would require disclosure herein.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2011, to the items disclosed as significant accounting policies in management’s Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  As previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2011, the Company had debts of $141,436 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Since its inception, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity may be acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result therefrom. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that stockholders will benefit through an increase in the market price of the Company's Common Stock.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had negative $121,283 in working capital with $20,153 in assets and liabilities of $141,436.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2011, the Company had a net loss of $6,196 and $24,421, respectively, compared to a loss for the three and nine months ended September 30, 2010, of $4,723 and $22,962, respectively. The Company had no revenue during the three and nine months ended September 30, 2011. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the president and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011.  Based on this evaluation, our management, with the participation of the president and principal financial officer, concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

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

PART II - OTHER INFORMATION
ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended September 30, 2011.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have a $25,000 demand note payable to our former officer and director. Demand for payment of this note has not been made and we have received a verbal assurance from our officer and director that such demand will not be forthcoming in the near future.  All parties, as of September 30, 2011, have verbally agreed not to pursue collection of the notes and accrued interest.

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

PMI Construction Group
(Registrant)

Dated: November 3, 2011	By:	/s/ Jeffrey Peterson
Jeffrey Peterson
Chief Executive Officer
Principal Financial Officer
Director