Form 10-Q
period 2012-03-31
PMI Construction Group
filed 2012-05-14
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
17,300,709 shares of $0.001 par value common stock on May 4, 2012

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
PMI Construction Group
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2012

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

PMI Construction Group
(A Development Stage Enterprise)
Balance Sheets

	March 31	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets:
Cash	$7,013	$15,384
Prepaid expenses	2,813	1,625
Total Assets	$9,826	$17,009

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,592	$1,500
Notes and accrued interest payable to related parties	145,808	142,735
Total Current Liabilities	$147,400	$144,235

Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
634 shares issued and outstanding	1	1
Common stock, $0.001 par value, 95,000,000 shares
authorized, 17,300,709 shares issued and outstanding	17,301	17,301
Retained deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(149,812)	(139,464)
Total Stockholders’ Equity (Deficit)	(137,574)	(127,226)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,826	$17,009

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended March 31,		From the date of commencing development stage activities (February 17, 2004) Through March 31,
	2012	2011	2012
Revenue	$—	$—	$—
Operating expenses:
General and administrative	7,275	11,395	117,530

Total operating expenses	7,275	11,395	117,530

Loss from operations	(7,275)	(11,395)	(117,530)

Other Income (Expense)
Interest expense	(3,073)	(2,022)	(32,282)

Total other expenses	(3,073)	(2,022)	(32,282)

Net Loss	$(10,348)	(13,417)	(149,812)

Net loss per share of common stock	$(0.00)	$(0.00)
Net loss per fully diluted share of common stock	$(0.00)	$(0.00)
Weighted average number of common shares	17,300,709	17,300,709
Weighted average number of fully diluted common shares	17,300,709	17,301,342

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For The Three Months Ended		From the date of commencing development stage activities (February 17, 2004) Through
	March 31		March 31
	2012	2011	2012
Cash flows from operating activities:
Net Loss	$(10,348)	$(13,417)	$(149,812)
Adjustments to reconcile net loss to net cash used by operating activities:

Conversion of interest payable to common stock	—	—	312
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	(1,188)	—	(2,813)
Increase (decrease) in accounts payable	92	(4,920)	709

Increase (decrease) in interest payable to related parties	3,073	2,022	31,800

Net cash used in operating activities	(8,371)	(6,478)	(119,804)

Cash flows from financing activities:
Notes payable to related parties	—	—	126,817

Net cash provided by financing activities	—	—	126,817

Net change in cash	(8,371)	(6,475)	7,013

Cash, beginning of period	15,384	11,100	—

Cash, end of period	$7,013	$4,625	$7,013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash financing activity: Conversion of interest payable to notes payable	$—	$—	$1,200

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
March 31, 2012

Note 1: Basis of Presentation

The accompanying unaudited financial statements of PMI Construction Group (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Form 10-K report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
March 31, 2012

Note 2: Summary of Significant Accounting Policies (continued)

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common. At March 31, 2012, 634 shares of preferred stock are outstanding that may be converted into 634 shares of common stock. None of the present notes payable to related parties contain a conversion feature.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At March 31, 2012, the Company has a net operating loss carry forward of approximately $149,000 that expires if unused through 2031. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.  A deferred tax asset in the amount of $29,800 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $2,470 and $2,683 for the three months ended March 31, 2012 and 2011, respectively.

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

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
March 31, 2012

Note 5: Related Party Transactions

Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. The stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $4,611, until such time as the Company has sufficient capital to repay this amount. Total due is $14,928 at March 31, 2012.

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

Commencing in August 2007, the Company’s former sole officer and director has from time to time entered into unsecured demand notes bearing interest at 10% per annum which, at March 31, 2012 totaled $55,000 in principal and $19,688 in interest.  Effective July 1, 2011, the former sole officer assigned 100% of the right, title and interest of this unsecured demand note to Banyan Investment Company.

During 2011, the Company entered into an unsecured convertible note for $25,000 bearing interest at 7.5% with the Company’s CEO.  The note shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.

 On June 27, 2011, the Company entered into an additional unsecured convertible note for $25,000 with the Company’s CEO.  The note bears interest at 12% and shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  Accrued interest for both notes at March 31, 2012 and December 31, 2011 was $6,192 and $4,696, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three  month period ended March 31, 2012, to the items disclosed as significant accounting policies in management’s Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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
Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  As previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2012, the Company had debts of $147,400 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2012, the Company had negative $137,574 in working capital with $9,826 in assets and liabilities of $147,400.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2012, the Company had a net loss of $10,348, compared to a loss for the three months ended March 31, 2011, of $13,417. The Company had no revenue during the three months ended March 31, 2012. The Company does not anticipate any revenue until it locates a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2012.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2012, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have several notes payable to entities controlled by our current CEO. Demand for payment of these notes have not been made and we have received a verbal assurance from our officer and director that such demand will not be forthcoming in the near future.  All parties, as of March 31, 2012, have verbally agreed not to pursue collection of the notes and accrued interest.

ITEM 4.  Mine Safety Disclosure

NA – The Company is not engaged in mining activities.

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

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMI Construction Group
(Registrant)

Dated: May 9, 2012	By:	/s/ Jeffrey Peterson
Jeffrey Peterson
Chief Executive Officer
Principal Financial Officer
Director