Form 10-Q
period 2012-09-30
PMI Construction Group
filed 2012-11-13
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

17,300,709 shares of $0.001 par value common stock on November 2, 2012

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
PMI Construction Group
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2012

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

PMI Construction Group
(A Development Stage Enterprise)
Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets:
Cash	$10,634	$15,384
Prepaid expenses	--	1,625
Total Assets	$10,634	$17,009

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$5,625	$1,500
Convertible note payable and accrued interest to related party	68,556	54,696
Notes and accrued interest payable to related parties	92,787	88,039
Total Current Liabilities	166,968	144,235

Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
634 shares issued and outstanding	1	1
Common stock, $0.001 par value, 95,000,000 shares
authorized, 17,300,709 shares issued and outstanding	17,301	17,301
Retained deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(168,572)	(139,464)
Total Stockholders’ Equity (Deficit)	(156,334)	(127,226)

Total Liabilities and Stockholders’ Equity (Deficit)	$10,634	$17,009

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		From the date of commencing development stage activities (February 17, 2004) Through September 30,
	2012	2011	2012	2011	2012
Revenue	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	7,689	3,372	20,500	17,446	130,755

Total operating expenses	7,689	3,372	20,500	17,446	130,755

Loss from operations	(7,689)	(3,372)	(20,500)	(17,446)	(130,755)

Other Income (Expense)
Interest expense	(2,462)	(2,824)	(8,608)	(6,975)	(37,817)

Total other expenses	(2,462)	(2,824)	(8,608)	(6,975)	(37,817)

Net Loss	$(10,151)	(6,196)	(29,108)	(24,421)	(168,572)

Net loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss fully diluted share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares	17,300,709	17,300,709	17,300,709	17,300,709
Weighted average number of fully diluted common shares	17,300,709	17,301,709	17,300,709	17,300,709
See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For The Nine Months Ended		From the date of commencing development stage activities (February 17, 2004) Through
	September 30,		September 30,
	2012	2011	2012
Cash flows from operating activities:
Net Loss	$(29,108)	$(24,421)	$(168,572)
Adjustments to reconcile net loss to net cash used by operating activities:

Conversion of interest payable to common stock	—	—	312
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expense	1,625	(2,437)	—
Increase (decrease) in accounts payable	4,125	1,500	4,742

Increase (decrease) in interest payable to related parties	8,608	6,974	37,335

Net cash used in operating activities	(14,750)	(18,384)	(126,183)

Cash flows from financing activities:
Notes payable to related parties	10,000	25,000	136,817

Net cash provided by financing activities	10,000	25,000	136,817

Net change in cash	(4,750)	6,616	10,634

Cash, beginning of period	15,384	11,100	—

Cash, end of period	$10,634	$17,716	$10,634

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash financing activity: Conversion of interest payable to notes payable	$—	$—
See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
September 30, 2012

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Quasi Reorganization – The Company sold substantially all of its assets during 2000 and remained dormant until 2004 when it commenced to seek a new business venture. In accordance with ASC Topic 915, the Company became a development stage enterprise at that time and the stockholders of the Company approved a quasi reorganization effective as of January 1, 2004. The quasi reorganization provided for a readjustment of the Company’s capital accounts and resulted in its retained deficit from prior operations being offset against its paid-in capital account in the amount of $1,928,775 and the remaining deficit of $5,064 continues to be reflected as a retained deficit. The Company also created a new equity account entitled “Deficit Accumulated During the Development Stage” and the results of operations have since been recorded in that account. No other accounts were affected by this readjustment and the Company’s accounting is substantially similar to that of a new enterprise.

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

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
September 30, 2012

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common. At September 30, 2012, 633 shares of preferred stock are outstanding that may be converted into 633 shares of common stock. One of the present notes payable to related parties contains a conversion feature.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At September 30, 2012, the Company has a net operating loss carry forward of approximately $169,000 that expires if unused through 2032. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.  A deferred tax asset in the amount of $33,800 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $7,100 and $4,884 for the nine months ended September 30, 2012 and 2011, respectively.

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

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
September 30, 2012

Note 5: Related Party Transactions

Note and accrued interest payable are as follows:

a.
Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. The stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $5,024, until such time as the Company has sufficient capital to repay this amount. Total due is $15,341 at September 30, 2012.

b.
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

c.
Commencing in August 2007, the Company’s former sole officer and director has from time to time entered into unsecured demand notes bearing interest at 10% per annum which, at September 30, 2012 totaled $55,000 in principal and $22,446 in interest.  Effective July 1, 2011, the former sole officer assigned 100% of the right, title and interest of this unsecured demand note to Banyan Investment Company.

Convertible note payable and accrued interest are as follows:

a.
During 2010, the Company entered into an unsecured convertible note for $25,000 bearing interest at 7.5% with the Company’s CFO.  The note shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  The principal and interest on the note may be converted into shares of common stock at the rate of one share for each $0.001 share of principal and accrued but unpaid interest of the note.

b.
On June 27, 2011, the Company entered into an additional unsecured convertible note for $25,000 with the Company’s CFO.  The note bears interest at 12% and shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  The principal and interest on the note may be converted into shares of common stock at the rate of one share for each $0.001 share of principal and accrued but unpaid interest of the note.

c.
On July 31, 2012, The Company entered into an additional unsecured convertible note for $10,000 with the Company’s CEO.  The note bears interest at 12% and shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  The principal and interest on the note may be converted into shares of common stock at the rate of one share for each $0.001 share of principal and accrued but unpaid interest of the note.

Accrued interest expense for all three convertible notes during the nine months ended September 30, 2012 and 2011 was $8,556 and $16,795, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine month periods ended September 30, 2012, to the items disclosed as significant accounting policies in management’s Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Liquidity and Capital Resources

As of September 30, 2012, the Company had negative $157,179 in working capital with $10,634 in assets and liabilities of $167,813.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2012, the Company had a net loss of $10,996 and $29,953, respectively, compared to a loss for the three and nine months ended September 30, 2011, of $6,196 and $24,421. The Company had no revenue during the three and nine months ended September 30, 2012. The Company does not anticipate any revenue until it locates a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended September 30, 2012.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2012, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have several notes payable to entities controlled by our current CEO. Demand for payment of these notes have not been made and we have received a verbal assurance from our officer and director that such demand will not be forthcoming in the near future.  All parties, as of September 30, 2012, have verbally agreed not to pursue collection of the notes and accrued interest.

ITEM 4.  Mine Safety Disclosure

NA – The Company is not engaged in mining activities.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

a) Index of Exhibits:
Exhibit Table #	Title of Document	Location
3 (i)	Articles of Incorporation	Incorporated by reference*
3 (i)	Amended Articles of Incorporation	Incorporated by reference*
3 (i)	Amended Articles of Incorporation	Incorporated by reference*
3 (ii)	Bylaws	Incorporated by reference*
4	Specimen Stock Certificate	Incorporated by reference*
11	Computation of loss per share	Notes to financial statements
10	Promissory Note – July 21, 2012 – Banyan	This Filing
31	Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO	This filing
32	Section 1350 Certification – CEO & CFO	This filing
101.INS	XBRL Instance**
101.XSD	XBRL Schema**
101.CAL	XBRL Calculation**
101.DEF	XBRL Definition**
101.LAB	XBRL Label**
101.PRE	XBRL Presentation**

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

PMI Construction Group
(Registrant)

Date: November 7, 2012	By:	/s/ Jeffrey Peterson
Jeffrey Peterson
Chief Executive Officer
Principal Financial Officer
Director