Form 10-K
period 2012-12-31
PMI Construction Group
filed 2013-04-09
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2012

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
Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: On June 30, 2012, the price was $0.07 giving shares held by non-affiliates a market value of $176,335.  There is very little trading in the shares and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of March 20, 2013, the Registrant had 17,300,709 shares of common stock issued and outstanding.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the “Pink Sheets” under the symbol “PMIG” but has traded sporadically with no significant volume.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2012, 2011 and 2010. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended 2012		Year Ended 2011		Year Ended 2010
	High	Low	High	Low	High	Low

Quarter ended December 31	$0.07	$0.07	$0.09	$0.06	$0.08	$0.06
Quarter ended September 30	$0.07	$0.07	$0.09	$0.06	$0.06	$0.05
Quarter ended June 30	$0.07	$0.07	$0.09	$0.06	$0.06	$0.05
Quarter ended March 31	$0.07	$0.07	$0.06	$0.06	$0.06	$0.05

At March 20, 2013, the bid and asked price for the Company's Common Stock was $0.06 and $0.06 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 20, 2013, the Company had approximately 152 shareholders of record.  As of March 20, 2013, the Company had 17,300,709 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

In 2008, the Company issued 1,608,160 shares of its common stock upon conversion of a promissory note.  The principal and interest on the note were converted at the rate of $0.001 per share.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Financial Information

We had no revenues in 2012 or 2011.  We had a net loss of $35,417 for the year ended December 31, 2012.  At December 31, 2012, we had cash and cash equivalents of $1,813 and a negative working capital of $162,643.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Revenues	$-	$-
General and Administrative Expenses	23,696	20,566
Net Loss	35,417	30,364
Basic Income (Loss) per Share	(0.00)	(0.00)
Diluted Income (Loss) per Share	(0.00)	(0.00)
Basic and Diluted Weighted Average Number of Shares Outstanding	17,300,709	17,300,709
Diluted Weighted Average Number of Shares Outstanding	17,300,709	17,300,709
BALANCE SHEET DATA:
	December 31, 2012	December 31, 2011
Total Current Assets	$1,813	$17,009
Total Assets	1,813	17,009
Total Current Liabilities	164,456	144,235
Working Capital	162,643	(127,226)
Shareholders’ Equity (Deficit)	162,643	(127,226)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the audited financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the years ended December 31, 2012 and 2011, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of December 31, 2012, the Company has debts of $164,456 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Liquidity and Capital Resources

As of December 31, 2012, the Company had a negative $162,643 in working capital with assets of $1,813 and liabilities of $164,456.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, shareholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the years ended December 31, 2012 and 2011, the Company had a net loss of $35,417 and $30,364, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the years ended December 31, 2012 and 2011. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and Principal Financial Officer and an outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.   In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, with the participation of the President and Principal Financial Officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Name	Age	Positions
Jeff Peterson	34	President, Secretary, Principal Financial Officer,
		Director

Mr. Peterson currently is employed at Bluestone Advisors, LLC.  Mr. Peterson will provide such assistance to the Company as is requested.  Prior to joining Bluestone Advisors, LLC in 2009, Mr. Peterson was employed by Alpine Securities Corporation for the past 11 years.  Mr. Peterson has a degree in Finance and Business Administration from the University of Utah and is 34 years old.  Based on Mr. Peterson’s experience in finance and in dealing with small public companies, the board of directors believes he is qualified to be a director.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2012, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jeff Peterson, CEO	2012	--	--	--	--	--	--	--	--
Eugene Gronning, CEO	2011	--	--	--	--	--	--	--	--
	2010	--	--	--	--	--	--	--	--

     Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2012, 2011, and 2010. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.  Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.  No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company’s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated.  Use of the term “new management” is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company’s decision to participate in one or more business opportunities.

The Company’s management may benefit directly or indirectly by payments of consulting fees, payment of finder’s fees to others from consulting fees, sales of insider’s stock positions in whole or part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, or other assets or anything of value whether tangible or intangible.  There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current shareholders or others prior to the location of a business opportunity.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 20, 2013, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At March 20, 2013, there were 17,300,709 shares of common stock outstanding.

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

Commencing in August 2007, the Company’s former sole officer and director, Eugene Gronning, entered into unsecured demand notes bearing interest at 10% per annum which, at December 31, 2012 totaled $55,000 in principal and $23,832 in interest.  Effective July 1, 2011, the former sole officer assigned 100% of the right, title and interest of this unsecured demand note to Banyan Investment Company.

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

Accrued interest expense for all three convertible notes during the year ended December 31, 2012 and 2011 was $10,074 and $4,696, respectively.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $12,517 and $11,100 for each of the years ending December 31, 2012 and 2011.

2) Audit-Related Fees. $0 and $0.
3) Tax Fees. $0 and $0.
4) All Other Fees. $0.
5) Not applicable.
6) Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Signature	Title	Date

Jeff Peterson
Jeff Peterson	Director	March 27, 2013

Audit Report

PMI Construction Group
(A Development Stage Company)
Balance Sheets
	December 31,	December, 31,
	2012	2011
Assets

Current Assets:
Cash	$1,813	$15,384
Prepaid expenses	--	1,625

Total Assets	$1,813	$17,009

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$--	$1,500
Notes and accrued interest payable to related parties	164,456	142,735

Total current liabilities	164,456	144,235
Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value; 10,000,000 shares Authorized, 634 shares issued and outstanding	1	1

Common stock, $0.001 par value; 95,000,000 shares authorized, 17,300,709 shares issued and outstanding	17,301	17,301
Retained deficit	(5,064)	(5,064)
Deficit accumulated during development stage	(174,881)	(139,464)
Total stockholder’s equity (deficit)	(162,643)	(127,226)

Total liabilities and stockholders’ equity (deficit)	1,813	$17,009

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Operations

	For the Year Ended	For the Year Ended	From the date of commencing Development stage activities (February 17, 2004) Through
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenue	$—	$—	$—

Operating expenses:
General and administrative	23,696	20,566	133,951

Total operating expenses	23,696	20,566	133,951

Loss from operations	(23,696)	(20,566)	(133,951)

Other Income (Expense)
Interest expense – related party	(11,721)	(9,798)	(40,930)

Total other expenses	(11,721)	(9,798)	(40,930)

Net Loss	(35,417)	(30,364)	(174,881)

Net Loss per share of common stock	$(0.00)	$(0.00)

Net Loss per fully diluted share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	17,300,709	17,300,709

Weighted average number of fully diluted common shares	17,300,709	17,300,709

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Accumulated	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Deficit	Stage
Balance, February 17, 2004	634	$1	$4,178,629	$4,179	$(5,064)	$—

Net loss, year ended December 31, 2004	—	—	—	—	—	(2,031)

Balance at December 31, 2004	634	1	4,178,629	4,179	(5,064)	(2,031)

Net loss, year ended December 31, 2005	—	—	—	—	—	(2,321)

Balance at December 31, 2005	634	1	4,178,629	4,179	(5,064)	(4,352)

Shares issued upon conversion of notes and accrued interest at $0.001 per share	—	—	11,513,920	11,514	—	—

Net loss, year ended December 31, 2006	—	—	—	—	—	(16,103)

Balance at December 31, 2006	634	1	15,692,549	15,693	(5,064)	(20,455)

Net loss, year ended December 31, 2007	—	—	—	—	—	(16,133)

Balance at December 31, 2007	634	1	15,692,549	15,693	(5,064)	(36,588)

Shares issued upon conversion of note and accrued interest at $0.001 per share	—	—	1,608,160	1,608	—	—

Net loss, year ended December 31, 2008	—	—	—	—	—	(22,812)

Balance at December 31, 2008	634	1	17,300,709	17,301	(5,064)	(59,400)

Net loss, year ended December 31, 2009	—	—	—	—	—	(22,157)

Balance at December 31, 2009	634	1	17,300,709	17,301	(5,064	(81,557)

Net Loss, year ended December 31, 2010	—	—	—	—	—	(27,543)

Balance At December 31, 2010	634	$1	$17,300,709	$17,301	$(5,064)	$(109,100)

Net Loss, year ended December 31, 2011	—	—	—	—	—	(30,364)

Balance at December 31, 2011	634	$1	17,300,709	$17,301	$(5,064)	$(139,464)

Net Loss, year ended December 31, 2012	—	—	—	—	—	(35,417)

Balance at December 31, 2012	634	$1	17,300,709	$17,301	$(5,064)	$(174,881)

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Cash Flows
	For The Year Ended		From the date of commencing Development stage activities (February 17, 2004) Through
	December 31,		December 31,
	2012	2011	2012
Cash flows from operating activities:
Net Loss	$(35,417)	$(30,364)	$(174,881)
Adjustments to reconcile net loss to net cash used by operating activities:
Conversion of interest payable to common stock	—	—	312
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	1,625	(1,625)	—
Increase (decrease) in accounts payable	(1,500)	1,500	(883)
Increase (decrease) in interest payable to related party	11,721	9,773	39,248
Net cash used in operating activities	(23,571)	(20,716)	(136,204)

Cash flows from financing activities:
Conversion of interest payable to note payable	—	—	1,200
Notes payable to related party	10,000	25,000	136,817

Net cash provided by financing activities	10,000	25,000	138,017

Net change in cash	(13,571)	4,284	1,813

Cash, beginning of period	15,384	11,100	—

Cash, end of period	$1,813	$15,384	$1,813

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash financing activity
Conversion of interest payable to note payable	$—	$—	$1,200

See accompanying notes to financial statements

PMI Construction Group
(a development stage enterprise)

Notes to Financial Statements
December 31, 2012

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

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the years presented. The potential number of shares is a result of the conversion of preferred stock into common stock and the exercise of an option given to a holder of a promissory note to convert the principal balance and accrued interest into shares of the Company’s common stock. At December 31, 2012, 634 shares of preferred stock are outstanding that may be converted into 634 shares of common stock.

Income Taxes – The Company has not had any income in prior periods and therefore, no income taxes have been paid. Management is of the opinion that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

At December 31, 2012, the Company has a net operating loss carry forward of approximately $174,000 that expires if unused through 2040. A deferred tax asset in the amount of $34,800 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $7,000 and $6,000 for the years ended December 31, 2012 and 2011, respectively.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2012 and 2011.

PMI Construction Group
(a development stage enterprise)

Notes to Financial Statements (continued)
December 31, 2012

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
December 31, 2012

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

Note 5: Related Party Transactions

Note and accrued interest payable are as follows:

a.
Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. The stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $5,232, until such time as the Company has sufficient capital to repay this amount. Total due is $15,549 at December 31, 2012.

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

c.
Commencing in August 2007, the Company’s former sole officer and director has from time to time entered into unsecured demand notes bearing interest at 10% per annum which, at December 31, 2012 totaled $55,000 in principal and $23,832 in interest.  Effective July 1, 2011, the former sole officer assigned 100% of the right, title and interest of this unsecured demand note to Banyan Investment Company.

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
December 31, 2012

Note 5: Related Party Transactions (continued)

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

Accrued interest expense for all three convertible notes during the year ended December 31, 2012 and 2011 was $10,074 and $4,696, respectively.

Note 6: Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.