Form 10-Q
period 2013-06-30
PMI Construction Group
filed 2013-08-19
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
17,300,709 shares of $0.001 par value common stock on August 15, 2013

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
PMI Construction Group
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2013

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

PMI Construction Group
(A Development Stage Enterprise)
Balance Sheets

	June 30	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets:
Cash	$2,008	$1,813
Total Assets	$2,008	$1,813

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$111	$-
Notes and accrued interest payable - related parties	97,518	94,382
Convertible Notes and accrued interest payable – related parties	88,577	70,074
Total Current Liabilities	186,206	164,456

Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 634 shares issued and outstanding	1	1
Common stock, $0.001 par value, 95,000,000 shares authorized, 17,300,709 shares issued and outstanding	17,301	17,301
Retained deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(196,436)	(174,881)
Total Stockholders’ Equity (Deficit)	(184,198)	(162,643)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,008	$1,813

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		From the date of commencing development stage activities (February 17, 2004) Through June 30,
	2013	2012	2013	2012	2013
Revenue	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	3,085	5,536	14,915	12,811	148,866

Total operating expenses	3,085	5,536	14,915	12,811	148,866

Loss from operations	(3,085)	(5,536)	(14,915)	(12,811)	(148,866)

Other Income (Expense)
Interest expense	(3,435)	(3,073)	(6,640)	(6,146)	(47,570)

Total other expenses	(3,435)	(3,073)	(6,640)	(6,146)	(47,570)

Net Loss	$(6,520)	(8,609)	(21,555)	(18,957)	(196,436)

Net loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss fully diluted share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares	17,300,709	17,300,709	17,300,709	17,300,709
Weighted average number of fully diluted common shares	17,300,709	17,300,709	17,300,709	17,300,709
See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For The Six Months Ended		From the date of commencing development stage activities (February 17, 2004) Through
	June 30,		June 30,
	2013	2012	2013
Cash flows from operating activities:
Net Loss	$(21,555)	$(18,957)	$(196,436)
Adjustments to reconcile net loss to net cash used by operating activities:

Conversion of interest payable to common stock	—	—	312
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	—	1,625	—
Increase (decrease) in accounts payable	110	700	772
Increase (decrease) in interest payable to related parties	6,639	6,146	60,887

Net cash used in operating activities	(14,805)	(10,486)	(151,009)

Cash flows from financing activities:
Conversion of interest payable to note payable	—	—	1,200
Notes payable to related parties	15,000	—	151,817

Net cash provided by financing activities	15,000	—	153,017

Net change in cash	195	(10,486)	2,008

Cash, beginning of period	1,813	15,384	—

Cash, end of period	$2,008	$4,898	$2,008

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash financing activity: Conversion of interest payable to notes payable	$—	$—	$1,200

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
June 30, 2013

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
June 30, 2013

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common. At June 30, 2013, 634 shares of preferred stock are outstanding that may be converted into 634 shares of common stock.  At June 30, 2013, convertible notes are outstanding that may be converted into 88,577,000 shares of common stock.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At June 30, 2013, the Company has a net operating loss carry forward of approximately $196,000 that expires if unused through 2031. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.  A deferred tax asset in the amount of $39,200 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $9,000 and $4,840 for the six months ended June 30, 2013 and 2012, respectively.

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
June 30, 2013

Note 5: Related Party Transactions

Note and accrued interest payable are as follows:

a.
Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. The stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $5,642, until such time as the Company has sufficient capital to repay this amount. Total due is $15,959at June 30, 2013.

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

c.
Commencing in August 2007, the Company’s former sole officer and director has from time to time entered into unsecured demand notes bearing interest at 10% per annum which, at June 30, 2013 totaled $55,000 in principal and $26,559 in interest.  Effective July 1, 2011, the former sole officer assigned 100% of the right, title and interest of this unsecured demand note to Banyan Investment Company.

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
June 30, 2013

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

d.
On March 18, 2013 The Company entered into an additional unsecured convertible note for $5,000 with the Company’s CEO.  The note bears interest at 12% and shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  The principal and interest on the note may be converted into shares of common stock at the rate of one share for each $0.001 share of principal and accrued but unpaid interest of the note.

d.
During the second quarter ending June 30, 2013 The Company entered into two additional unsecured convertible notes for $5,000 each with the Company’s CEO.  The notes bear interest at 12% and shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  The principal and interest on the note may be converted into shares of common stock at the rate of one share for each $0.001 share of principal and accrued but unpaid interest of the note.

Accrued interest expense for all convertible notes during the six months ended June 30, 2013 and December 31, 2012 was $13,577 and $10,074, respectively.

At June 30, 2013, there were not sufficient authorized unissued shares of common stock available to satisfy conversion of all the convertible notes outstanding. Since the entire instruments are accounted for as liabilities, the Company has determined that no bifurcation of the conversion feature to be accounted for as a derivative liability is required under ASC 815.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and six month period ended June 30, 2013, to the items disclosed as significant accounting policies in management’s Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Liquidity and Capital Resources

As of June 30, 2013, the Company had negative $184,198 in working capital with $2,008 in assets and liabilities of $186,206.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and six months ended June 30, 2013, the Company had a net loss of $6,520 and $21,555, respectively, compared to a loss for the three and six months ended June 30, 2012, of $8,609 and $18,957. The Company had no revenue during the three and six months ended June 30, 2013. The Company does not anticipate any revenue until it locates a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended June 30, 2013.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2013, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have several notes payable to entities controlled by our current CEO. Demand for payment of these notes have not been made and we have received a verbal assurance from our officer and director that such demand will not be forthcoming in the near future.  All parties, as of June 30, 2013, have verbally agreed not to pursue collection of the notes and accrued interest.

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

Dated: August 19, 2013
By: /s/ Jeffrey Peterson
     Jeffrey Peterson
     Chief Executive Officer
     Principal Financial Officer
     Director