Form 10-K
period 2013-12-31
PMI Construction Group
filed 2014-04-14
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2013

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:                                           000-52790

PMI Construction Group
(Exact name of registrant as specified in charter)

Nevada	95-4465933
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

539 East Blackhawk Lane, Alpine, Utah	84004
(Address of principal executive offices)	(Zip Code)

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
Yes [  ]                       No   [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: On June 30, 2013, the price was $0.06 giving shares held by non-affiliates a market value of $151,144.  There is very little trading in the shares and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of February 27, 2014, the Registrant had 17,300,709 shares of common stock issued and outstanding.

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

In March 1999, the Company acquired Promotora Mexicana de Infraestructura, S.A. de C.V., a Mexican corporation (“Promotora”) which was in the construction and development of commercial, residential and resort properties in Mexico.  Upon the acquisition of Promotora, the Company reverse split the outstanding shares on a 1 for 2 basis, and changed its name to PMI Construction Group. Its business focus was to be the construction industry.  Promotora was originally formed in 1993 by Bernardo Quintana, who served as the Company’s president after the acquisition, to engage in the construction industry in Mexico.  In conjunction with the aforementioned acquisition, in April 1999, the Company acquired all of the outstanding common stock of Promotora Mexicana de Inmobiliaria (“Inmobiliaria”).  Inmobiliaria was also founded by Bernardo Quintana.  Inmobiliaria focuses on real estate purchasing, selling, leasing and administrative services.  Inmobiliaria’s principal revenue was from leasing of real estate. A total of 2,749,525 shares of common stock were issued by the Company to acquire these subsidiaries.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the over the counter bulletin board under the symbol “PMIG” but has traded sporadically with no significant volume.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2013, 2012 and 2011. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended 2013		Year Ended 2012		Year Ended 2011
	High	Low	High	Low	High	Low

Quarter ended December 31	$0.06	$0.06	$0.07	$0.07	$0.09	$0.06
Quarter ended September 30	$0.06	$0.06	$0.07	$0.07	$0.09	$0.06
Quarter ended June 30	$0.06	$0.06	$0.07	$0.07	$0.09	$0.06
Quarter ended March 31	$0.06	$0.06	$0.07	$0.07	$0.06	$0.06

At February 27, 2014, the bid and asked price for the Company's Common Stock was $0.06 and $0.06 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At February 27, 2014, the Company had approximately 152 shareholders of record.  As of February 27, 2014, the Company had 17,300,709 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

In 2008, the Company issued 1,608,160 shares of its common stock upon conversion of a promissory note.  The principal and interest on the note were converted at the rate of $0.001 per share.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Financial Information

We had no revenues in 2013 or 2012.  We had a net loss of $40,699 for the year ended December 31, 2013.  At December 31, 2013, we had cash and cash equivalents of $1,227 and a negative working capital of $203,342.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Revenues	$-	$-
General and Administrative Expenses	26,731	23,696
Net Loss	40,699	35,417
Basic Income (Loss) per Share	(0.00)	(0.00)
Diluted Income (Loss) per Share	(0.00)	(0.00)
Basic and Diluted Weighted Average Number of Shares Outstanding	17,300,709	17,300,709
Diluted Weighted Average Number of Shares Outstanding	17,300,709	17,300,709
BALANCE SHEET DATA:
	December 31, 2013	December 31, 2012
Total Current Assets	$1,227	$1,813
Total Assets	1,227	1,813
Total Current Liabilities	204,569	164,456
Working Capital	(203,342)	(162,643)
Shareholders’ Equity (Deficit)	(203,342)	(162,643)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the audited financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the years ended December 31, 2013 and 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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
The Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company.  In order to finance its search for an operating entity, the Company has relied on loans from Company shareholders and/or officers and directors.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of December 31, 2013, the Company had debts of $204,569 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Liquidity and Capital Resources

As of December 31, 2013, the Company had a negative $203,342 in working capital with assets of $1,227 and liabilities of $204,569.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, shareholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the years ended December 31, 2013 and 2012, the Company had a net loss of $40,699 and $35,417, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the years ended December 31, 2013 and 2012. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and Principal Financial Officer and an outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.   In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework, 1992.  Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, with the participation of the President and Principal Financial Officer, concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm since the Company is not an accelerated or large accelerated filer.

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

Name	Age	Positions
Jeff Peterson	35	President, Secretary, Principal Financial Officer, Director

Mr. Peterson currently is employed at Bluestone Advisors, LLC.  Mr. Peterson will provide such assistance to the Company as is requested.  Prior to joining Bluestone Advisors, LLC in 2009, Mr. Peterson was employed by Alpine Securities Corporation for the past 11 years.  Mr. Peterson has a degree in Finance and Business Administration from the University of Utah and is 35 years old.  Based on Mr. Peterson’s experience in finance and in dealing with small public companies, the board of directors believes he is qualified to be a director.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2013, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jeff Peterson, CEO	2013	--	--	--	--	--	--	--	--
	2012	--	--	--	--	--	--	--	--
	2011	--	--	--	--	--	--	--	--

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2013, 2012, and 2011. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.  Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.  No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company’s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated.  Use of the term “new management” is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company’s decision to participate in one or more business opportunities.

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

None.

Compensation of Directors.

None.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to anysuch person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of February 27, 2014, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At February 27, 2014, there were 17,300,709 shares of common stock outstanding.

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

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Shareholders
Common	Eugene Gronning 2522 Alice Drive West Jordan, Utah 84088	6,903,320	39.90%
Common	W. Reed Jensen 4348 Butternut Drive Salt Lake City, Utah 84121	2,505,300	14.48%
Common	Atomic Capital Corp.(1) 1588 Petal Point Kennesaw, Georgia 30152	2,305,300	13.32%
Common	American Pension Services, Inc. ADMIN FBO, Denny W. Nestripke Roth IRA PO Box 581072 Salt Lake City, Utah 84158	1,608,160	9.30%
	Director(s)
Common	Jeff Peterson (2)	270,537	1.5%
Common	All Officers and Director as a Group (one persons)	270,537	1.5%
_________________
(1)           Atomic Capital Corp is controlled by Angela Torp.  Angela Torp owns 200,000 shares directly and 2,305,300 shares through her control and ownership of Atomic Capital Corp.
(2)           Mr. Peterson is a manger of Banyan Investment Company which has the right to convert two promissory notes in the aggregate amount of $35,000 into shares of common stock.  The conversion is at the rate of $.001 per of principal and interest.  Under the terms of the notes and their amendments, the notes may not be converted at any one time into more than 4.9% of the issued and outstanding stock of the Company unless certain conditions are met related to a change of control.  If the principal of the notes were converted, Banyan could acquire 35,000,000 shares of commons stock.  The interest on the notes at December 31, 2013 would allow Banyan to convert into an additional 8,555,000 shares of common stock subject to the beneficial ownership limitations.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Commencing in August 2007, the Company’s former sole officer and director, Eugene Gronning, entered into unsecured demand notes bearing interest at 10% per annum which, at December 31, 2013 totaled $55,000 in principal and $23,832 in interest.  Effective July 1, 2011, the former sole officer assigned 100% of the right, title and interest of this unsecured demand note to Banyan Investment Company.

During 2010, the Company continued to rely on funds from the Company’s officer and director along with certain other parties.  It is anticipated, the Company will continue to rely on funds from these parties.  During the year ending December 31, 2010, the Company entered into an unsecured convertible note for $25,000 bearing interest at 7.5% with an entity related to the Company’s president.  The note is to be repaid in full at the earlier of five years from the date thereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  The note is convertible into shares of common stock of the Company at the rate of one share of common stock for each $0.001 in principal and interest subject to the limitation limiting any conversion to no more than 4.9% of the Company’s issued and outstanding stock at any one time.

On June 27, 2011, the Company entered into an additional unsecured note for $25,000 with an entity related to the Company’s sole officer and director.  The note bears interest at 12% and shall be repaid in full at the earlier of five years from the date thereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.

On July 31, 2012, the Company entered into an additional unsecured convertible note for $10,000 with an entity related to the Company’s sole officer and director.  The note bears interest at 12% and shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  The principal and interest on the note may be converted into shares of common stock at the rate of one share for each $0.001 share of principal and accrued but unpaid interest of the note subject to the limitation on conversion limiting any conversion to no more than 4.9% of the Company’s issued and outstanding stock at any one time.

On March 18, 2013, the Company entered into an unsecured note for $5,000 with an entity related to the Company’s sole officer and director.  The note bears interest at 12% and shall be repaid in full at the earlier of two years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.

During the second quarter of 2013, the Company entered into two additional unsecured notes for $5,000 each with an entity related to the Company’s sole officer and director.  The notes bear interest at 12% and shall be repaid in full at the earlier of two years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.

On September 3, 2013, the Company entered into an additional unsecured note for $5,000 with an entity related to the Company’s sole officer and director.  The note bears interest at 12% and shall be repaid in full at the earlier of two years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.

On December 31, 2013, the Company entered into an additional unsecured note for $5,000 with an entity related to the Company’s sole officer and director.  The note bears interest at 12% and shall be repaid in full at the earlier of two years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.

Accrued interest expense for all the convertible notes during the year ended December 31, 2013 and 2012 was $17,717 and $10,074, respectively.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $12,850 and $12,517 for each of the years ending December 31, 2013 and 2012.

2) Audit-Related Fees. $12,850 and $0.
3) Tax Fees. $0 and $0.
4) All Other Fees. $0.
5) Not applicable.
6) Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit Number	SEC Reference Number	Title of Document	Location
Item 3		Articles of Incorporation and Bylaws

3.01	3	Articles of Incorporation	Incorporated by reference*

3.02	3	Bylaws	Incorporated by reference*

Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------

4.01	4	Specimen Stock Certificate	Incorporated by reference*

10.01	10	Promissory Note - Banyan	This Filing

10.01	10	Amended Promissory Note – Banyan	This Filing

31.01	31	CEO certification	This Filing

31.02	31	CFO certification Pursuant	This Filing

32.01	32	CEO certification	This Filing

32.02	32	CFO certification	This Filing

101.INS	XBRL Instance

101.XSD	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

*  Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no. 000-53009.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMI Construction Group
Date: April 7, 2014
By: /s/ Jeff Peterson
Jeff Peterson, President, Director, Principal
Financial Officer(Principal Executive
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Peterson
Jeff Peterson	Director	April 7, 2014

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Sandra Chen, CPA
 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
PMI Construction Group

We have audited the accompanying balance sheets of PMI Construction Group (a Nevada development stage company) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012, and for the period of February 17, 2004 (commencement of development stage) to December 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMI Construction Group as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, and for the period of February 17, 2004 (commencement of development stage) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah 84107
USA
(T) 801.281.4700
(F) 801.281.4701

Anderson Bradshaw PLLC
Salt Lake City, Utah
April 07, 2014

abcpas.net

PMI Construction Group
(A Development Stage Company)
Balance Sheets

	December 31,	December, 31,
	2013	2012
Assets

Current Assets:
Cash	$1,227	$1,813
Prepaid expenses		--

Total Assets	$1,227	$1,813

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,145	$--
Notes and accrued interest payable to related parties	203,424	164,456

Total current liabilities	204,569	164,456
Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value; 10,000,000 shares Authorized, 634 shares issued and outstanding	1	1

Common stock, $0.001 par value; 95,000,000 shares authorized, 17,300,709 shares issued and outstanding	17,301	17,301
Retained deficit	(5,064)	(5,064)
Deficit accumulated during development stage	(215,580)	(174,881)
Total stockholder’s equity (deficit)	(203,342)	(162,643)

Total liabilities and stockholders’ equity (deficit)	$1,227	$1,813

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Operations

	For the Year Ended	For the Year Ended	From the date of commencing Development stage activities (February 17, 2004) Through
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenue	$—	$—	$—

Operating expenses:
General and administrative	26,731	23,696	160,682

Total operating expenses	26,731	23,696	160,682

Loss from operations	(26,731)	(23,696)	(160,682)

Other Income (Expense)
Interest expense – related party	(13,968)	(11,721)	(54,898)

Total other expenses	(13,968)	(11,721)	(54,898)

Net Loss	(40,699)	(35,417)	(215,580)

Net Loss per share of common stock	$(0.00)	$(0.00)

Net Loss per fully diluted share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	17,300,709	17,300,709

Weighted average number of fully diluted common shares	17,300,709	17,300,709

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficit

	Preferred Stock		Common Stock		Accumulated	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Deficit	Stage
Balance, February 17, 2004	634	$1	$4,178,629	$4,179	$(5,064)	$—

Net loss, year ended December 31, 2004	—	—	—	—	—	(2,031)

Balance at December 31, 2004	634	1	4,178,629	4,179	(5,064)	(2,031)

Net loss, year ended December 31, 2005	—	—	—	—	—	(2,321)

Balance at December 31, 2005	634	1	4,178,629	4,179	(5,064)	(4,352)

Shares issued upon conversion of notes and accrued interest at $0.001 per share	—	—	11,513,920	11,514	—	—

Net loss, year ended December 31, 2006	—	—	—	—	—	(16,103)

Balance at December 31, 2006	634	1	15,692,549	15,693	(5,064)	(20,455)

Net loss, year ended December 31, 2007	—	—	—	—	—	(16,133)

Balance at December 31, 2007	634	1	15,692,549	15,693	(5,064)	(36,588)

Shares issued upon conversion of note and accrued interest at $0.001 per share	—	—	1,608,160	1,608	—	—

Net loss, year ended December 31, 2008	—	—	—	—	—	(22,812)

Balance at December 31, 2008	634	1	17,300,709	17,301	(5,064)	(59,400)

Net loss, year ended December 31, 2009	—	—	—	—	—	(22,157)

Balance at December 31, 2009	634	1	17,300,709	17,301	(5,064	(81,557)

Net Loss, year ended December 31, 2010	—	—	—	—	—	(27,543)

Balance At December 31, 2010	634	$1	$17,300,709	$17,301	$(5,064)	$(109,100)

Net Loss, year ended December 31, 2011	—	—	—	—	—	(30,364)

Balance at December 31, 2011	634	$1	17,300,709	$17,301	$(5,064)	$(139,464)

Net Loss, year ended December 31, 2012	—	—	—	—	—	(35,417)

Balance at December 31, 2012	634	$1	17,300,709	$17,301	$(5,064)	$(174,881)

Net Loss, year ended December 31, 2013	—	—	—	—	—	(40,699)

Balance at December 31, 2013	634	$1	17,300,709	$17,301	$(5,064)	$(215,580)

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Cash Flows
	For The Year Ended		From the date of commencing Development stage activities (February 17, 2004) Through
	December 31,		December 31,
	2013	2012	2013
Cash flows from operating activities:
Net Loss	$(40,699)	$(35,417)	$(215,580)
Adjustments to reconcile net loss to net cash used by operating activities:
Conversion of interest payable to common stock	—	—	312
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,145	(1,500)	262
Increase (decrease) in interest payable to related party	13,968	11,721	53,216
Net cash used in operating activities	(25,586)	(25,196)	(161,790)

Cash flows from financing activities:
Conversion of interest payable to note payable	—	—	1,200
Notes payable to related party	25,000	10,000	161,817

Net cash provided by financing activities	25,000	10,000	163,017

Net change in cash	(586)	(15,196)	1,227

Cash, beginning of period	1,813	15,384	—

Cash, end of period	$1,227	$1,813	$1,227

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash financing activity
Conversion of interest payable to note payable	$—	$—	$1,200

See accompanying notes to financial statements

PMI Construction Group
(a development stage enterprise)
Notes to Financial Statements
December 31, 2013

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

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the years presented. The potential number of shares is a result of the conversion of preferred stock into common stock and the exercise of an option given to a holder of a promissory note to convert the principal balance and accrued interest into shares of the Company’s common stock. This conversion option was exercised in March 2008, resulting in the issuance of 1,608,160 shares of common stock. At December 31, 2013, 634 shares of preferred stock are outstanding that may be converted into 634 shares of common stock.

Income Taxes – The Company has not had any income in prior periods and therefore, no income taxes have been paid. Management is of the opinion that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

At December 31, 2013, the Company has a net operating loss carry forward of approximately $215,000 that expires if unused through 2041. A deferred tax asset in the amount of $43,000 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $8,200 and $7,000 for the years ended December 31, 2013 and 2012, respectively.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2013 and 2012.

PMI Construction Group
(a development stage enterprise)
Notes to Financial Statements (continued)
December 31, 2013

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
December 31, 2013

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

Note 5: Related Party Transactions

Note and accrued interest payable are as follows:

a.           Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. The stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $6,058, until such time as the Company has sufficient capital to repay this amount. Total due is $16,375 at December 31, 2013.

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

c.           Commencing in August 2007, the Company’s former sole officer and director has from time to time entered into unsecured demand notes bearing interest at 10% per annum which, at December 31, 2013 totaled $55,000 in principal and $29,332 in interest.  Effective July 1, 2011, the former sole officer assigned 100% of the right, title and interest of this unsecured demand note to Banyan Investment Company.

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
December 31, 2013

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

d.
On March 18, 2013 the Company entered into an unsecured note for $5,000 with the Company’s CEO.  The note bears interest at 12% and shall be repaid in full at the earlier of two years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.

e.
During the second quarter of 2013 the Company entered into two additional unsecured notes for $5,000 each with the Company’s CEO.  The notes bear interest at 12% and shall be repaid in full at the earlier of two years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.

f.
On September 3, 2013 the Company entered into an additional unsecured note for $5,000 with the Company’s CEO.  The note bears interest at 12% and shall be repaid in full at the earlier of two years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.

g.
On December 31, 2013 the Company entered into an additional unsecured note for $5,000 with the Company’s CEO.  The note bears interest at 12% and shall be repaid in full at the earlier of two years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.

Accrued interest expense for all the convertible notes during the year ended December 31, 2013 and 2012 was $17,717 and $10,074, respectively.

Note 6: Subsequent Events

On February 21, 2014, the Company entered into an unsecured note for $6,000 with the Company’s CEO.  The note bears interest at 12% and shall be repaid in full at the earlier of two years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.

The Company has evaluated all other subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.