Form 10-Q
period 2014-03-31
PMI Construction Group
filed 2014-05-19
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
17,300,709 shares of $0.001 par value common stock on May 4, 2014

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
PMI Construction Group
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2014

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

PMI Construction Group
(A Development Stage Enterprise)
Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash	$244	$1,227
Total Assets	$244	$1,227

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$913	$1,145
Notes and accrued interest payable - related parties	135,603	127,275
Convertible notes and accrued interest payable – related parties	77,668	76,149
Total Current Liabilities	214,184	204,569

Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized,
634 shares issued and outstanding	1	1
Common stock, $0.001 par value, 95,000,000 shares
authorized, 17,300,709 shares issued and outstanding	17,301	17,301
Retained deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(226,178)	(215,580)
Total Stockholders’ Equity (Deficit)	(213,940)	(203,342)

Total Liabilities and Stockholders’ Equity (Deficit)	$244	$1,227

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended March 31,		From the date of commencing development stage activities (February 17, 2004) Through March 31,
	2014	2013	2014
Revenue	$—	$—	$—
Operating expenses:
General and administrative	6,750	11,830	167,432

Total operating expenses	6,750	11,830	167,432

Loss from operations	(6,750)	(11,830)	(167,432)

Other Income (Expense)
Interest expense	(3,848)	(3,205)	(58,746)

Total other expenses	(3,848)	(3,205)	(58,746)

Net Loss	(10,598)	(15,035)	(226,178)

Net loss per share of common stock	$(0.00)	$(0.00)
Net Loss fully diluted share of common stock	$(0.00)	$(0.00)
Weighted average number of common shares	17,300,709	17,300,709
Weighted average number of fully diluted common shares	17,300,709	17,300,709

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For The Three Months Ended		From the date of commencing development stage activities (February 17, 2004) Through
	March 31,		March 31,
	2014	2013	2014
Cash flows from operating activities:
Net Loss	$(10,598)	$(15,035)	$(226,178)
Adjustments to reconcile net loss to net cash used by operating activities:

Conversion of interest payable to common stock	—	—	312
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	—	—	—
Increase (decrease) in accounts payable	(232)	9,892	30
Increase (decrease) in interest payable to related parties	3,847	3,204	57,063

Net cash used in operating activities	(6,983)	(1,939)	(168,773)

Cash flows from financing activities:
Conversion of interest payable to note payable	—	—	1,200
Notes payable to related parties	6,000	5,000	167,817

Net cash provided by financing activities	6,000	5,000	169,017

Net change in cash	(983)	3,061	244

Cash, beginning of period	1,227	1,813	—

Cash, end of period	$244	$4,874	$244

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash financing activity: Conversion of interest payable to notes payable	$—	$—

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
March 31, 2014

Note 1: Basis of Presentation

The accompanying unaudited financial statements of PMI Construction Group (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s Form 10-K report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
March 31, 2014

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common. At March 31, 2014, 634 shares of preferred stock are outstanding that may be converted into 634 shares of common stock and convertible notes that may be converted into 7,766,800 shares of common stock.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At March 31, 2014, the Company has a net operating loss carry forward of approximately $163,500 that expires if unused through 2031. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.  A deferred tax asset in the amount of $32,700 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $5,100 and $8,000 for the three months ended March 31, 2014 and 2013, respectively.

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
March 31, 2014

Note 5: Related Party Transactions

I)           Note and accrued interest payable are as follows:

a.
Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. The stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $5,232, until such time as the Company has sufficient capital to repay this amount. Total due is $15,753 at March 31, 2014.

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

c.
Commencing in August 2007, the Company’s former sole officer and director has from time to time entered into unsecured demand notes bearing interest at 10% per annum which, at March 31, 2014 totaled $55,000 in principal and $25,188 in interest.  Effective July 1, 2011, the former sole officer assigned 100% of the right, title and interest of this unsecured demand note to Banyan Investment Company.

d.
During the quarter ending March 31, 2014 The Company entered into an additional unsecured note for $31,000 with an entity controlled by the Company’s CEO.  Of this amount, $6,000 was received in March 2014 and the remaining $25,000 was received in increments during 2013.  The note bears interest at 12% and shall be repaid in full at the earlier of two years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  Accrued interest on this note at March 31, 2014 was $2,338.

II)           Convertible note payable are as follows:

a.
During 2010, the Company entered into an unsecured convertible note for $25,000 bearing interest at 7.5% with an entity controlled by the Company’s CFO.  The note shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  The principal and interest on the note may be converted into shares of common stock at the rate of one share for each $0.01 share of principal and accrued but unpaid interest of the note.

b.
On June 27, 2011, the Company entered into an additional unsecured convertible note for $25,000 with an entity controlled by the Company’s CFO.  The note bears interest at 12% and shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  The principal and interest on the note may be converted into shares of common stock at the rate of one share for each $0.01 share of principal and accrued but unpaid interest of the note.

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
March 31, 2014

Note 5: Related Party Transactions (continued)

c.
On July 31, 2012, The Company entered into an additional unsecured convertible note for $10,000 with an entity controlled by the Company’s CEO.  The note bears interest at 12% and shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  The principal and interest on the note may be converted into shares of common stock at the rate of one share for each $0.01 share of principal and accrued but unpaid interest of the note.

Accrued interest expense for all convertible notes during the three months ended March 31, 2014 and December 31, 2013 was $17,668 and $16,149, respectively.

Note 6: Subsequent Events

On April 17, 2014, the Company entered into an unsecured note for $6,000 with an entity controlled by the Company’s CEO.  The note bears interest at 7.5% and shall be repaid in full on demand, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2014, to the items disclosed as significant accounting policies in management’s Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Liquidity and Capital Resources

As of March 31, 2014, the Company had negative $213,940 in working capital with $244 in assets and liabilities of $214,184.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2014, the Company had a net loss of $10,598, compared to a loss for the three months ended March 31, 2013, of $15,035. The Company had no revenue during the three months ended March 31, 2014. The Company does not anticipate any revenue until it locates a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2014.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2014, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have several notes payable to entities controlled by our current CEO. Demand for payment of these notes have not been made and we have received a verbal assurance from our officer and director that such demand will not be forthcoming in the near future.  All parties, as of March 31, 2014, have verbally agreed not to pursue collection of the notes and accrued interest.

ITEM 4.  Mine Safety Disclosure

NA – The Company is not engaged in mining activities.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #	Title of Document	Location

3 (i)	Articles of Incorporation	Incorporated by reference*
3 (i)	Amended Articles of Incorporation	Incorporated by reference*
3 (i)	Amended Articles of Incorporation	Incorporated by reference*

3 (ii)	Bylaws	Incorporated by reference*

4	Specimen Stock Certificate	Incorporated by reference*

10	Revised Promissory Note – Banyan	This Filing

10.1	Revised Promissory Note – Banyan	This Filing

11	Computation of loss per share	Notes to financial statements

31	Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO	This filing

32	Section 1350 Certification – CEO & CFO	This filing

101.INS	XBRL Instance**

101.XSD	XBRL Schema**

101.CAL	XBRL Calculation**

101.DEF	XBRL Definition**

101.LAB	XBRL Label**

101.PRE	XBRL Presentation**

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

PMI Construction Group
(Registrant)

Dated: May 15, 2014                                                                                                By: /s/ Jeffrey Peterson
     Jeffrey Peterson
     Chief Executive Officer
     Principal Financial Officer
     Director