Form 10-Q
period 2014-09-30
PMI Construction Group
filed 2014-12-22
CIK 1408300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-52790

PMI Construction Group
(Exact name of registrant as specified in its charter)

Nevada	95-4465933
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

B56-B76, Songshan Lake Creative Life City
Gongye West Road, Dongguan, Guangdong, China
(Address of principal executive offices)

086-769-38832388
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

17,300,709 shares of $0.001 par value common stock on September 30, 2014.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
PMI Construction Group
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2014

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

PMI Construction Group
(A Development Stage Enterprise)
Balance Sheets

	September 30	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash	$—	$1,227
Total Assets	$—	$1,227

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Cash deficit	$-	$—
Accounts payable	7,000	1,145
Notes and accrued interest payable - related parties	150,790	127,275
Convertible Notes and accrued interest payable – related parties	80,132	76,149
Total Current Liabilities	237,922	204,569

Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized, 634 shares issued and outstanding	1	1
Common stock, $0.001 par value, 95,000,000 shares authorized, 17,300,709 shares issued and outstanding	17,301	17,301
Additional paid in capital	3,063	-
Retained deficit	(5,064)	(5,064)
Deficit accumulated during the development stage	(253,223)	(215,580)
Total Stockholders’ Equity (Deficit)	(237,922)	(203,342)

Total Liabilities and Stockholders’ Equity (Deficit)	$—	$1,227

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		From the date of commencing development stage activities (February 17, 2004) Through September 30,
	2014	2013	2014	2013	2014
Revenue	$—	$—	$—	$—	$—
Operating expenses:
General and administrative	10,080	5,576	26,725	20,491	187,407

Total operating expenses	10,080	5,576	26,725	20,491	187,407

Loss from operations	(10,080)	(5,576)	(26,725)	(20,491)	(187,407)

Expenses
Interest expense	(3,711)	(3,611)	(10,919)	(10,251)	(65,816)

Total expenses	(3,711)	(3,611)	(10,919)	(10,251)	(65,816)

Net Loss	$(13,791)	(9,187)	(37,644)	(30,742)	(253,223)

Net loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Loss fully diluted share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares	17,300,709	17,300,709	17,300,709	17,300,709
Weighted average number of fully diluted common shares	17,300,709	17,300,709	17,300,709	17,300,709

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For The Nine Months Ended		From the date of commencing development stage activities (February 17, 2004) Through
	September 30,		September 30,
	2014	2013	2014
Cash flows from operating activities:
Net Loss	$(37,644)	$(30,742)	$(253,223)
Adjustments to reconcile net loss to net cash used by operating activities:
Conversion of interest payable to common stock	—	—	312
Changes in operating assets and liabilities:
Increase (decrease) in cash deficit	—	—	1,113
Increase (decrease) in accounts payable	8,918	1,750	8,067
Increase (decrease) in interest payable to related Parties	10,919	10,250	64,134

Net cash used in operating activities	(17,807)	(18,742)	(179,597)

Cash flows from financing activities:
Conversion of interest payable to note payable	—	—	1,200
Notes payable to related parties	16,580	20,000	178,397

Net cash provided by financing activities	16,580	20,000	179,597

Net change in cash	(1,227)	1,258	—

Cash, beginning of period	1,227	1,813	—

Cash, end of period	$—	$3,071	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash financing activity:
Conversion of interest payable to notes payable	$—	$—	$1,200
Additional paid-in capital	$3,063	$—	$3,063

See accompanying notes to financial statements

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
September 30, 2014

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

On August 15, 2014, the Company approved and acknowledged a Stock Purchase Agreement, entered into by and between certain shareholders of the Company, as Sellers, and Kung Fu Dragon Group Holdings Limited, a British Virgin Islands corporation, and NobleCorp Asset Management Ltd., a Labuan corporation, as Buyers, pursuant to which the Buyers purchased from the Sellers a total of 15,623,146 shares of common stock in the Company as well as three outstanding Company Promissory Notes.  The transaction resulted in a change of control of the Company. The amount of consideration was an aggregate of U.S. $400,000.

After the change of control, Kung Fu Dragon owns 12,498,517 shares which represented approximately 72% of the Company’s issued and outstanding common stock, and NobleCorp owns 3,124,629 shares which represented approximately 18% of the Company’s issued and outstanding common stock. Mr. Wen Zhiguang, a Chinese citizen, owns 51% of the equity of of Kung Fu Dragon and Ms. Lona Liu, a Chinese citizen, owns 49% of the equity of Kung Fu Dragon.   Mr Eddy Kok owns 100% of the issued and outstanding common stock of NobleCorp.

 In addition, Kung Fu Dragon purchased three outstanding Promissory Notes of the Company from the holders of those Notes.   The Notes have an aggregate unpaid principal balance of $161,316.89, and two of the Notes, which have an aggregate unpaid principal of balance of $80,132.00, are convertible into shares of common stock of the Registrant at a price of $0.001 per share.

In conjunction with the change of control, on August 15, 2014, Mr. Jeffery Peterson resigned as the President, Chief Executive Officer and Chief Financial Officer of the Company and Ms Liu Yongming Lona was appointed as both a director of the Company, and as the Company’s President, Chief Executive Officer and Chief Financial Officer.

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
September 30, 2014

On September 15, 2014, Jeffrey Peterson resigned as a director of the Company and  the Board of Directors appointed Mr Wen Zhiguang, Mr Kok Seng Yeap, Mr Qiu Shijun,  Mr Li Jianhong, and Mr Tan Kok Beng as directors of the Company.

Since the settlement in August 2004 and up to the date of this Report, the Company has obtained loans and issued its common stock for cash, to finance its endeavors in seeking a new business venture. The Company has not generated any revenue since 2004 and is considered a development stage enterprise as defined in ASC Topic 915.

Quasi Reorganization – The Company sold substantially all of its assets during 2000 and remained dormant up to the date of this Report. In accordance with ASC Topic 915, the Company became a development stage enterprise at that time when the stockholders of the Company approved a quasi reorganization effective as of January 1, 2004. The quasi reorganization provided for a readjustment of the Company’s capital accounts and resulted in its retained deficit from prior operations being offset against its paid-in capital account in the amount of $1,928,775 and the remaining deficit of $5,064 continues to be reflected as a retained deficit. The Company also created a new equity account entitled “Deficit Accumulated During the Development Stage” and the results of operations have since been recorded in that account. No other accounts were affected by this readjustment and the Company’s accounting is substantially similar to that of a new enterprise.

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

Net Loss and Fully Diluted Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding during those same periods. The diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the entire period presented as a result of the conversion of preferred stock into common. At September 30, 2014, 634 shares of preferred stock are outstanding that may be converted into 634 shares of common stock.  At September 30, 2014, convertible notes are outstanding that may be converted into 77,766,800 shares of common stock.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At September 30, 2014, the Company has a net operating loss carry forward of approximately $200,000 that expires if unused through 2031. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.  A deferred tax asset in the amount of $40,000 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $5,700 and $9,000 for the nine months ended September 30, 2014 and 2013, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements
September 30, 2014

Note 3: Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue since entering the development stage and is currently dependent on its officers/directors (“Executive”) to provide a source of future operating capital. The Company is also dependent on the Executive serving in his capacities without compensation.  The Company assumes that the Executive will continue to provide operating capital to the Company or find other individuals or entities to provide such capital. No assurance can be given that future sources of the capital will be available. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 5: Related Party Transactions

Note and accrued interest payable are as follows:

a.
Effective September 1, 2006, a stockholder of the Company paid the Company’s accounts payable in the amount of $10,317 and entered into an unsecured note payable with the Company. The terms of the note require repayment on January 31, 2008, bearing interest at 8% per annum. The stockholder has verbally agreed not to pursue the collection of the note and accrued interest in the amount of $6,675, until such time as the Company has sufficient capital to repay this amount. Total due is $16,992 at September 30, 2014.

b.
Commencing in August 2007, the Company’s former sole officer and director has from time to time entered into unsecured demand notes bearing interest at 10% per annum which, at September 30, 2014 totaled $55,000 in principal and $33,446 in interest.  Effective July 1, 2011, the former sole officer assigned 100% of the right, title and interest of this unsecured demand note to Banyan Investment Company.

c.
During the six months ending June 30, 2014 The Company entered into an additional unsecured note for $38,500 with an entity controlled by the Company’s CEO.  Of this amount, $13,500 was received in 2014 and the remaining $25,000 was received in increments during 2013.  The note bears interest at 7.5% and shall be repaid in full at the earlier of two years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  Accrued interest on this note at September 30, 2014 was $3,720.

PMI Construction Group
(A Development Stage Enterprise)
Notes to Unaudited Financial Statements (continued)
September 30, 2014

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

b.
On June 27, 2011, the Company entered into an additional unsecured convertible note for $25,000 with the Company’s CFO.  The note bears interest at7.5% and shall be repaid in full at the earlier of five years from the date hereof, or the merger, reorganization or acquisition between the Company and another corporation or entity that has operations, through a lump sum payment of interest and principal.  The principal and interest on the note may be converted into shares of common stock at the rate of one share for each $0.001 share of principal and accrued but unpaid interest of the note.

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

Accrued interest expense for all convertible notes during the nine months ended September 30, 2014 and December 31, 2013 was $20,185 and $16,149, respectively.

Note 6: Subsequent Events

On October 16, 2014, the Company completed a private placement offering, pursuant to which the Company raised a total of $60,000 through the sale of 12,000,000 shares of restricted common stock of the Company at a purchase price of $0.005 per share.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine month periods ended September 30, 2014, to the items disclosed as significant accounting policies in management’s Notes to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Corporate History

PMI Construction Group, a Nevada corporation, (the “Company”) terminated its subsidiary operations and has engaged in no business since the termination of such operations. During February 2004, a change of control of the Company occurred and since that time the Company has been looking for a business opportunity.  The Company was originally incorporated on November 11, 1980 in the State of Utah under the name Bullhead Exploration, Inc.  On January 31, 1994, Bullhead Exploration, Inc. changed its domicile to Delaware and its name to Intrazone, Inc.  In February 1997, the Company changed its state of domicile to Nevada through the merger of the Company with a wholly-owned subsidiary created for the purpose of effectuating a change of domicile and subsequently changed its name to PMI Construction Group.  The Company was originally incorporated to seek investment opportunities in the oil and gas industries.  On August 15, 2014, another change of control of the Company occurred again when the Company approved and acknowledged a Stock Purchase Agreement, entered into by and between certain shareholders of the Company, as Sellers, and Kung Fu Dragon Group Holdings Limited, a British Virgin Islands corporation, and NobleCorp Asset Management Ltd., a Labuan corporation, as Buyers, pursuant to which the Buyers purchased from the Sellers a total of 15,623,146 shares of common stock in the Company as well as three outstanding Company Promissory Notes.

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

Liquidity and Capital Resources

As of September 30, 2014, the Company had negative $237,922 in working capital with $0 in assets and liabilities of $237,922.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of Common Stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2014, the Company had a net loss of $13,791 and $37,644, respectively, compared to a loss for the three and nine months ended September 30, 2013, of $9,187 and $30,742. For the three months ended September 30, 2014, the Company has general and administrative expenses of $10,080 which were all professional fees. The Company does not anticipate any trading revenue until it locates a new business opportunity.

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

Changes in internal control over financial reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the nine months ended September 30, 2014.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2014, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities. We have several notes payable to entities controlled by our current majority shareholder. Demand for payment of these notes have not been made and we have received a verbal assurance from our majority shareholder that such demand will not be forthcoming in the near future.  All parties, as of September 30, 2014, have verbally agreed not to pursue collection of the notes and accrued interest.

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

PMI Construction Group
(Registrant)

Dated: December 22, 2014                                                                        By: /s/ Liu Yongming Lona
     Liu Yongming Lona
     Chief Executive Officer
     Principal Financial Officer
     Director